Form 10-Q
period 1995-06-30
NAVARRE 500 BUILDING ASSOCIATES
filed 1995-08-11
CIK 70816

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1995

                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ___________

         Commission file number 0-2673

                           NAVARRE-500 BUILDING ASSOCIATES
               (Exact name of registrant as specified in its charter)

            A New York Partnership                   13-6082674
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

                    60 East 42nd Street, New York, New York 10165
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (212) 687-8700
                 (Registrant's telephone number, including area code)

                                         N/A
            (Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes [ X ].  No [   ].


                An Exhibit Index is located on Page 11 of this Report.
               Number of pages (including exhibits) in this filing: 11.

    Navarre-500 Building Associates                                      2.
    June 30, 1995



                       PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements.

                                     Navarre-500 Building Associates
                                      Condensed Statement of Income
                                               (Unaudited)

                                  For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                     1995       1994        1995       1994

 Income:

   Rent income, from a related
     party (Note B)              $  291,875 $  291,875  $  583,750 $  583,750
   Additional rent, from
     a related party (Note B)       840,704    503,579     840,704    503,579
                                 ---------- ----------  ---------- ----------
       Total income               1,132,579    795,454   1,424,454  1,087,329
                                 ---------- ----------  ---------- ----------
 Expenses:

   Leasehold rent (Note B)          121,875    121,875     243,750    243,750
   Supervisory services, to a
     related party (Note C)          84,470     50,758      94,470     60,758
   Amortization of leasehold          5,742      5,742      11,484     11,484
                                 ---------- ----------  ---------- ----------
       Total expenses               212,087    178,375     349,704    315,992
                                 ---------- ----------  ---------- ----------
 Net income                      $  920,492 $  617,079  $1,074,750 $  771,337
                                 ========== ==========  ========== ==========
 Earnings per $5,000 partici-
   pation unit, based on 640
   participation units out-
   standing during the year      $ 1,438.27 $   964.19  $ 1,679.30 $ 1,205.21
                                 ========== ==========  ========== ==========

 Distributions per $5,000
   participation consisted
   of the following:
     Income                     $ 1,438.27  $  964.19  $ 1,679.30  $ 1,205.21
     Increase in capital         (1,188.27)   (714.19)  (1,179.30)    (705.21)
                                ----------- ---------- ----------- -----------
       Total distributions      $   250.00  $  250.00  $   500.00  $   500.00
                                =========== ========== =========== ===========

       At June 30, 1995 and 1994, there were $3,200,000 of participations outstanding.

    Navarre-500 Building Associates                                      3.
    June 30, 1995



                        Navarre-500 Building Associates
                         Condensed Statement of Income
                                 (Unaudited)

 Assets                                     June 30, 1995   December 31, 1994
 Current assets
   Cash                                        $  135,625          $   53,333
   Additional rent due from
     Sublessee, a related party (Note B)          840,704                 -0-
                                               ----------          ----------
       Total current assets                       976,329              53,333
 Real Estate
   Leasehold on property situated
     at 500 and 512 Seventh Avenue
     New York, New York                         3,200,000           3,200,000
       Less, allowance for amortization         3,020,099           3,008,615
                                               ----------          ----------
                                                  179,901             191,385
                                               ----------          ----------
       Total assets                            $1,156,230          $  244,718
                                               ==========          ==========
 Liabilities and Capital
 Current liabilities
   Accrued expense (Note C)                    $   74,470          $      -0-
   Deferred credit:
     Portion of rent income collected in
       advance for the month of December 1995      82,292                 -0-
                                               ----------          ----------
   Total current liabilities                      156,762                 -0-
                                               ----------          ----------
 Capital
   Capital January 1,                             244,718             267,684
   Add, Net income:
     January 1, 1995 through June 30, 1995      1,074,750                 -0-
     January 1, 1994 through December 31, 1994        -0-           1,079,855
                                               ----------          ----------
                                                1,319,468           1,347,539
   Less, Distributions:
     Monthly distributions,
       January 1, 1995 through June 30, 1995      320,000                 -0-
       January 1, 1994 through
         December 31, 1994                            -0-             640,000
     Distribution on August 31, 1994
       of Additional Rent for the
       lease year ended June 30, 1994                 -0-             462,821
                                               ----------          ----------
       Total distributions                        320,000           1,102,821
                                               ----------          ----------
 Capital:
   June 30, 1995                                  999,468                 -0-
   December 31, 1994                                  -0-             244,718
                                               ----------          ----------
     Total liabilities and capital:
       June 30, 1995                           $1,156,230
       December 31, 1994                       ==========          $  244,718
                                                                   ==========

    Navarre-500 Building Associates                                      4.
    June 30, 1995



                        Navarre-500 Building Associates
                       Condensed Statement of Cash Flows
                                 (Unaudited)

                                         January 1, 1995     January 1, 1994
                                             through             through
                                           June 30, 1995       June 30, 1994

 Cash flows from operating activities:
   Net income                                $1,074,750          $  771,337
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Amortization of leasehold                 11,484              11,484
       Change in Additional
         Rent due from Sublessee               (840,704)           (503,579)
       Change in deferred credit                 82,292              82,292
       Change in accrued
         supervisory services                    74,470              40,758
                                             -----------         -----------
     Net cash provided by operating
       activities                               402,292             402,292
                                             -----------         -----------
 Cash flows from financing activities:
   Cash distributions                          (320,000)           (320,000)
                                             -----------         -----------
     Net cash used in financing
       activities                              (320,000)           (320,000)
                                             -----------         -----------
     Change in cash during quarter               82,292              82,292

 Cash, beginning of period                       53,333              53,333
                                             -----------         -----------
 Cash, end of period                         $  135,625          $  135,625
                                             ===========         ===========

    Navarre-500 Building Associates                                      5.
    June 30, 1995



         Notes to Condensed Financial Statements (unaudited)

         Note A Basis of Presentation

                       The accompanying unaudited condensed financial
            statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the partners in Registrant, necessary for a fair statement of the results for such interim periods. The partners in Registrant believe that the accompanying unaudited condensed financial statements and the notes thereto fairly disclose the financial condition and results of Registrant's operations for the periods indicated and are adequate to make the information presented therein not misleading.

            Note B Interim Period Reporting

                       The results for interim periods are not
            necessarily indicative of the results to be expected for a full year.

                       Registrant was organized on March 21, 1958.
            Registrant owns the tenant's interest in the master operating leasehold (the "Master Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin and C. Michael Spero (the "Partners"). The land underlying the buildings is owned by an unaffiliated third party and is leased to Registrant under a long-term ground lease (the "Lease"). The current term of the Lease expires on May 1, 2003. The Lease provides for two additional 21-year renewal options. If these options are both exercised, the Lease will expire on May 1, 2045. The annual rent payable by Registrant under the Lease is $487,500 during the current and each renewal term.

                       Registrant does not operate the Property, but
            subleases the Property to 500-512 Seventh Avenue Associates
            (the "Sublessee") pursuant to a net operating sublease (the "Sublease"), the current renewal term of which will expire on April 30, 2003. The Sublease provides for two renewal options for terms co-extensive with those contained in the Lease. Peter L. Malkin, a partner in Registrant, is also a partner in Sublessee. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, counsel to

    Navarre-500 Building Associates                                      6.
    June 30, 1995



            Registrant and to Sublessee (the "Counsel"). See Note C of this Item 1 ("Note C").

                       Under the Sublease, Sublessee must pay (i) annual
            basic rent of $1,167,500 during the current renewal term and each additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and each renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

                       For the lease year ended June 30, 1995, Sublessee
            paid Additional Rent of $840,704. After additional payment for supervisory services of $74,470 to Counsel, the $766,234 balance will be distributed to the Participants on August 31, 1995. Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30. No additional Rent is accrued by Registrant for the period between Sublessee's lease year and Registrant's fiscal year.

            Note C Supervisory Services

                      Registrant pays Counsel, for supervisory services
            and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At June 30, 1995, such remaining cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

                      No remuneration was paid during the three and six
            month period ended June 30, 1995 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $10,000 and $20,000, respectively, of the Basic Payment for supervisory services for the three and six month period ended June 30, 1995.

                      The supervisory services provided to Registrant by
            Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial

    Navarre-500 Building Associates                                      7.
    June 30, 1995



            statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

                      Reference is made to Note B for a description of
            the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Partners in the Registrant and Sublessee arise solely from their respective ownership of participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee.
            However, each of the Partners, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to such law firm for legal services rendered to Registrant and Sublessee.

                      As of June 30, 1995, the Partners owned of record
            and beneficially $20,000 of participations in Registrant, representing less than 1% of the currently outstanding participations therein.

                      In addition, as of June 30, 1995, certain of the
            Partners in Registrant (or their respective spouses) held additional Participations as follows:

                      Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially $5,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                      Peter L. Malkin, Trustee of Mattee Saunders 1983 Trust, owned $2,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.

                      As stated in Note B, Registrant was organized for
            the purpose of acquiring the Master Lease subject to a net operating sublease held by Sublessee. Basic Rent received under the Sublease is used to pay annual rent due under the Master Lease and the Basic Payment to Counsel for supervisory services. The balance of the Basic Rent is distributed to the Participants. Additional Rent is distributed to the

    Navarre-500 Building Associates                                      8.
    June 30, 1995



            Participants after the Additional Payment to Counsel. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant has no requirement to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                      Registrant does not pay dividends.  During the
            three and six month periods ended June 30, 1995, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B of Item 1 above.

                      Registrant's results of operations are affected
            primarily by the amount of rent payable to it under the Sublease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods.

                      Total income increased for the three and six month
            periods ended June 30, 1995 as compared with the three and six month periods ended June 30, 1994. Such increase resulted from an increase in Additional Rent payable by Sublessee for the lease year ended June 30, 1995. See Note B.

                      Total expenses increased for the three and six
            month periods ended June 30, 1995 as compared with the three and six month periods ended June 30, 1994. Such increase resulted from an increase in the Additional Payment to be made to Counsel based on the Additional Rent for the lease year ended June 30, 1995. See Note B.

                           Liquidity and Capital Resources

                      There has been no significant change in
            Registrant's liquidity for the three and six month periods ended June 30, 1995 as compared with the three and six month periods ended June 30, 1994.

                      Registrant anticipates that funds for working
            capital will continue to be provided by rental payments received from Sublessee and, to the extent necessary, from

    Navarre-500 Building Associates                                      9.
    June 30, 1995



            additional capital investment by the partners in Sublessee and/or external financing. However, Registrant is not required to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commitments for capital expenditures while the Sublease is in effect.

                                      Inflation

                      Registrant believes that there has been no material
            change in the impact of inflation on its operations since the filing of its annual report on Form 10-K for the year ended December 31, 1994, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

                             PART II.  OTHER INFORMATION

            Item 1.   Legal Proceedings.

                      There are no pending legal proceedings to which
            Registrant is a party.

            Item 6.   Exhibits and Report on Form 8-K

                      (a)  None.

                      (b)  Registrant has not filed any report on Form
            8-K during the quarter for which this report is being filed.

    Navarre-500 Building Associates                                     10.
    June 30, 1995



                                      SIGNATURES

                      Pursuant to the requirements of the Securities
            Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      The individual signing this report on behalf of
            Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated March 30, 1989 (the "Power").


            NAVARRE-500 BUILDING ASSOCIATES
            (Registrant)



            By  /s/ Stanley Katzman
                Stanley Katzman, Attorney-in-Fact*


            Date:  August 7, 1995


                      Pursuant to the requirements of the Securities
            Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



            By  /s/ Stanley Katzman
                Stanley Katzman, Attorney-in-Fact*


            Date:  August 7, 1995








    _________________________
            * Mr. Katzman supervises accounting functions for Registrant.

    Navarre-500 Building Associates                                     11.
    June 30, 1995



                                    EXHIBIT INDEX


                      Registrant is not filing any exhibit as part of
            this quarterly report on Form 10-Q.