Form 10-Q
period 1995-09-30
NAVARRE 500 BUILDING ASSOCIATES
filed 1995-11-13
CIK 70816

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995

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


                An Exhibit Index is located on Page 11 of this Report.
               Number of pages (including exhibits) in this filing: 11




                           PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                                Navarre-500 Building Associates
                                 Condensed Statement of Income
                                          (Unaudited)

                                  For the Three Months    For the Nine Months
                                  Ended September 30,     Ended September 30,
                                     1995       1994        1995       1994

 Income:

   Rent income, from a related
     party (Note B)              $  291,875 $  291,875  $  875,625 $  875,625
   Additional rent, from
     a related party (Note B)           -0-        -0-     840,704    503,579
                                 ---------- ----------  ---------- ----------
       Total income                 291,875    291,875   1,716,329  1,379,204
                                 ---------- ----------  ---------- ----------
 Expenses:

   Leasehold rent (Note B)          121,875    121,875     365,625    365,625
   Supervisory services, to a
     related party (Note C)          10,000     10,000     104,470     70,758
   Amortization of leasehold          5,742      5,742      17,226     17,226
                                 ---------- ----------  ---------- ----------
       Total expenses               137,617    137,617     487,321    453,609
                                 ---------- ----------  ---------- ----------
 Net income                      $  154,258 $  154,258  $1,229,008 $  925,595
                                 ========== ==========  ========== ==========
 Earnings per $5,000 partici-
   pation unit, based on 640
   participation units out-
   standing during the year      $   241.03 $   241.03  $ 1,920.32 $ 1,446.24
                                 ========== ==========  ========== ==========

 Distributions per $5,000
   participation consisted
   of the following:
     Income                     $   241.03  $  241.03  $ 1,920.32  $ 1,446.24
     Return of capital            1,206.21     732.13       26.92       26.92
                                ----------- ---------- ----------- -----------
       Total distributions      $ 1,447.24  $  973.16  $ 1,947.24  $ 1,473.16
                                =========== ========== =========== ===========

       At September 30, 1995 and 1994, there were $3,200,000 of participations outstanding.
         Navarre-500 Building Associates                                    3.
         September 30, 1995


                        Navarre-500 Building Associates
                            Condensed Balance Sheet
                                 (Unaudited)

 Assets                                September 30, 1995   December 31, 1994
 Current assets
   Cash                                        $  135,625          $   53,333
                                               ----------          ----------
       Total current assets                       135,625              53,333
 Real Estate
   Leasehold on property situated
     at 500 and 512 Seventh Avenue
     New York, New York                         3,200,000           3,200,000
       Less, allowance for amortization         3,025,841           3,008,615
                                               ----------          ----------
                                                  174,159             191,385
                                               ----------          ----------
       Total assets                            $  309,784          $  244,718
                                               ==========          ==========
 Liabilities and Capital
 Current liabilities
   Deferred credit:
     Portion of rent income collected in
       advance                                 $   82,292          $      -0-
                                               ----------          ----------
   Total current liabilities                       82,292                 -0-
                                               ----------          ----------
 Capital
   Capital January 1,                             244,718             267,684
   Add, Net income:
     January 1, 1995 through Sept. 30, 1995     1,229,008                 -0-
     January 1, 1994 through December 31, 1994        -0-           1,079,855
                                               ----------          ----------
                                                1,473,726           1,347,539
   Less, Distributions:
     Monthly distributions,
       January 1, 1995 through Sept. 30, 1995     480,000                 -0-
       January 1, 1994 through
         December 31, 1994                            -0-             640,000
     Distribution on August 31, 1994
       of Additional Rent for the
       lease year ended June 30, 1994                 -0-             462,821
     Distribution on August 31, 1995
       of Additional Rent for the
       lease year ended June 30, 1995             766,234                 -0-
                                               ----------          ----------
       Total distributions                      1,246,234           1,102,821
                                               ----------          ----------
 Capital:
   September 30, 1995                             227,492                 -0-
   December 31, 1994                                  -0-             244,718
                                               ----------          ----------
     Total liabilities and capital:
       September 30, 1995                      $  309,784
       December 31, 1994                       ==========          $  244,718
                                                                   ==========
         Navarre-500 Building Associates                                    4.
         September 30, 1995


                        Navarre-500 Building Associates
                       Condensed Statement of Cash Flows
                                 (Unaudited)

                                         January 1, 1995     January 1, 1994
                                             through             through
                                      September 30, 1995  September 30, 1994

 Cash flows from operating activities:
   Net income                                $1,229,008          $  925,595
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Amortization of leasehold                 17,226              17,226
       Change in deferred credit                 82,292              82,292
                                             -----------         -----------
     Net cash provided by operating
       activities                             1,328,526           1,025,113
                                             -----------         -----------
 Cash flows from financing activities:
   Cash distributions                        (1,246,234)           (942,821)
                                             -----------         -----------
     Net cash used in financing
       activities                            (1,246,234)           (942,821)
                                             -----------         -----------
     Change in cash during quarter               82,292              82,292

 Cash, beginning of period                       53,333              53,333
                                             -----------         -----------
 Cash, end of period                         $  135,625          $  135,625
                                             ===========         ===========
         Navarre-500 Building Associates                                    5.
         September 30, 1995


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

                       Registrant does not operate the Property, but
            subleases the Property to 500-512 Seventh Avenue Associates (the "Sublessee") pursuant to a net operating sublease (the "Sublease"), the current renewal term of which will expire on April 30, 2003. The Sublease provides for two renewal options for terms co-extensive with those contained in the Lease. Peter L. Malkin, a partner in Registrant, is also a partner in Sublessee. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, counsel to Registrant and to Sublessee (the "Counsel"). See Note C of this Item 1 ("Note C").

                       Under the Sublease, Sublessee must pay (i) annual
            basic rent of $1,167,500 during the current renewal term and
         Navarre-500 Building Associates                                    6.
         September 30, 1995


            each additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and each renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

                       For the lease year ended June 30, 1995, Sublessee
            paid Additional Rent of $840,704. After additional payment for supervisory services of $74,470 to Counsel, the $766,234 balance was distributed to the Participants on August 31, 1995. Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30. No additional Rent is accrued by Registrant for the period between Sublessee's lease year and Registrant's fiscal year.

            Note C Supervisory Services

                      Registrant pays Counsel, for supervisory services
            and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At September 30, 1995, such remaining cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

                      No remuneration was paid during the three and nine
            month period ended September 30, 1995 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $10,000 and $30,000, respectively, of the Basic Payment for supervisory services for the three and nine month period ended September 30, 1995 and an additional payment of $74,470 for the nine month period ended September 30, 1995.

                      The supervisory services provided to Registrant by
            Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting
            annual partnership meetings.  Financial services include
            monthly receipt of rent from the Sublessee, payment of
            monthly rent to the fee owner, payment of monthly and
            additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real
            estate taxes, review of financial statements submitted to Registrant by the Sublessee, review of financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the
            Securities and Exchange Commission and applicable state authorities.
         Navarre-500 Building Associates                                    7.
         September 30, 1995


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

                      As of September 30, 1995, the Partners owned of
            record and beneficially $25,000 of participations in Registrant, representing less than 1% of the currently outstanding participations therein.

                      In addition, as of September 30, 1995, certain of
            the Partners in Registrant (or their respective spouses) held additional Participations as follows:

                      Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially $5,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                      Peter L. Malkin, Trustee of Mattee Saunders 1983 Trust, owned $2,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                      C. Michael Spero owned of record as co-trustee, but not beneficially, $10,000 of Participations. Mr. Spero disclaims any beneficial ownership of such Participations.

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.

                      As stated in Note B, Registrant was organized for
            the purpose of acquiring the Master Lease subject to a net operating sublease held by Sublessee. Basic Rent received under the Sublease is used to pay annual rent due under the
            Master Lease and the Basic Payment to Counsel for supervisory services. The balance of the Basic Rent is distributed to the Participants. Additional Rent is distributed to the Participants after the Additional Payment to Counsel. See
            Note C of Item 1 above.  Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property.
            Registrant has no requirement to maintain substantial
            reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.
         Navarre-500 Building Associates                                    8.
         September 30, 1995


                      Registrant does not pay dividends.  During the
            three and nine month periods ended September 30, 1995, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B of Item 1 above.

                      Registrant's results of operations are affected
            primarily by the amount of rent payable to it under the Sublease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods.

                      Total income remained the same for the three month
            period ended September 30, 1995 as compared with the three month period ended September 30, 1994. Total income increased for the nine month period ended September 30, 1995 as compared with the nine month period ended September 30, 1994. Such increase resulted from an increase in the Additional Rent paid by Sublessee for the lease year ended June 30, 1995. See Note B.

                      Total expenses remained the same for the three
            month period ended September 30, 1995 as compared with the three month period ended September 30, 1994. Total expenses increased for the nine month period ended September 30, 1995, as compared with the nine month period ended September 30, 1994. Such increase resulted from an increase in the Additional Payment paid to Counsel based on the Additional Rent for the lease year ended June 30, 1995. See Note B.

                           Liquidity and Capital Resources

                      There has been no significant change in
            Registrant's liquidity for the three and nine month periods ended September 30, 1995 as compared with the three and nine month periods ended September 30, 1994.

                      Registrant anticipates that funds for working
            capital will continue to be provided by Sublessee through rental payments made in accordance with the terms of the Sublease. Registrant is not required to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need for it to make material commitments for capital expenditures while the Sublease is in effect.

                                      Inflation
         Navarre-500 Building Associates                                    9.
         September 30, 1995


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
         September 30, 1995


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


            Date:  November 9, 1995


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



            By  /s/ Stanley Katzman
                Stanley Katzman, Attorney-in-Fact*


            Date:  November 9, 1995













         _______________________
            *   Mr. Katzman supervises accounting functions for
                Registrant.
         Navarre-500 Building Associates                                   11.
         September 30, 1995


                                    EXHIBIT INDEX


                      Registrant is not filing any exhibit as part of
            this quarterly report on Form 10-Q.