Form 10-K
period 1995-12-31
NAVARRE 500 BUILDING ASSOCIATES
filed 1996-04-01
CIK 70816

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1995

                [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to ____________

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

         Registrant's telephone number, including area code: (212) 687-8700

             Securities registered pursuant to Section 12(b) of the Act:

                                        None

            Securities registered pursuant to Section 12(g) of the Act:
                $3,190,000 of Participations in Partnership Interests
                                  (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days. Yes   X    No

         The aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable, but see Items 5 and 10 of this report.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         An Exhibit Index is located on pages 28 through 29 of this Report. Number of pages (including exhibits) in this filing: 41

                                       PART I

         Item 1.   Business.

                   (a)  General

                   Registrant, a partnership, was organized on March 21, 1958. Registrant owns the tenant's interest in the master operating leasehold of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin and C. Michael Spero (the "Partners"). The land underlying the buildings is owned by an unaffiliated third party and is leased to Registrant under a long-term ground lease (the "Lease"). The current term of the Lease as extended expires on May 1, 2024. The Lease provides for one additional 21-year renewal option. If this option is exercised, the Lease will expire on May 1, 2045. The annual rent payable by Registrant under the Lease is $487,500 during the current and each renewal term.

                   Registrant does not operate the Property, but subleases the Property to 500-512 Seventh Avenue Associates (the "Sublessee") pursuant to a net operating sublease (the "Sublease"). The current renewal term as extended, will expire on April 30, 2024. The Sublease provides for one renewal option for a term co-extensive with the period contained in the Lease. Peter
         L. Malkin, a partner in Registrant, is also a partner in Sublessee. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, counsel to Registrant and to Sublessee (the "Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

                   As of December 31, 1995, 500 Seventh Avenue was approximately 52% occupied and 512 Seventh Avenue was approximately 75% occupied by a total (for the two buildings) of approximately 155 tenants who engage primarily in the sale of women's apparel. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

                   (b)  The Sublease

                   Under the Sublease, Sublessee must pay (i) annual basic rent of $1,167,500 during the current renewal term and each additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and each renewal term equal to 50% of Sublessee's net operating profit in excess of

         $620,000 for each lease year ending June 30 (the "Additional
         Rent").

                   For the lease year ended June 30, 1995, Sublessee paid Additional Rent of $840,704. After additional payment for supervisory services of $74,470 to Counsel, the $766,234 balance was distributed to the Participants on August 31, 1995.

                   Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30.
         Such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Additional Rent income and certain supervisory service expense can only be determined after the receipt of such report. The Lease does not provide for the Lessee to render interim reports to Registrant, so no Additional Rent income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See
         Note 3 of the Notes to the Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 1995, 1994 and 1993.

                   (c)  Competition

                   Pursuant to tenant space leases at the Property, the average annual base rentals payable to Sublessee range from $10 to $25 per square foot (exclusive of electricity charges and escalation). Based on an average rental rate of $20 per square foot, the rate is competitive with the average rental rates charged by similar office buildings offering comparable space in the immediate vicinity. Registrant has been advised that at one neighboring office building, which has upgraded certain interior improvements and is located at 485 Seventh Avenue (at 36th Street), the approximate range of rental rates is from $18 to $22 per square foot. Two similar buildings of approximately the same age as the buildings at the Property, and which are located across the street from each other at 530 Seventh Avenue and 550 Seventh Avenue (at 39th Street), offer space for approximately $18 to $30 per square foot. At 1407 Broadway and 1411 Broadway, the approximate range of rental rates is from $28 to $35 per square foot for space in buildings which offer more modern, upgraded facilities than the buildings at the Property.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $45 per square foot for prime office space to approximately $7 per square foot in less developed industrial and/or secondary commercial areas.

         Accordingly, rents at the Property may be considered competitive in the area, given the relative condition of surrounding buildings and the nature of the services and amenities.

                   (d)  Tenant Leases

                   Sublessee operates the Property free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.


         Item 2.   Property.

                   As stated in Item 1 hereof, Registrant owns the master leasehold upon the buildings located at 500 and 512 Seventh Avenue, New York, New York. The building at 500 Seventh Avenue contains 17 stories; the building at 512 Seventh Avenue contains 44 stories. The buildings together occupy the entire block front on the west side of Seventh Avenue between 37th and 38th Streets in New York City's Garment District. Pursuant to the Lease, Registrant also holds a master leasehold interest in an adjacent 5-story building located at 228 West 38th Street. The two principal buildings, erected in 1921 and 1931, respectively, contain showroom, office and loft space.


         Item 3.   Legal Proceedings.

                   There are no material pending legal proceedings to which Registrant is a party.

         Item 4.   Submission of Matters to a Vote of Participants.

                   During the fourth quarter of the fiscal year ended December 31, 1995, Registrant did not submit any matter to the vote or consent of the Participants.

                                       PART II


         Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

                   Registrant is a partnership organized pursuant to a partnership agreement dated March 21, 1958.

                   Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consisted of participations in the partnership interests of the Partners in Registrant (the "Participations") and are not shares of common stock nor their equivalent. The Participations represent each Participant's fractional share in a Partner's undivided interest in Registrant, and are divided approximately equally among the Partners. A full unit of the Participations were offered originally at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and it is not likely to change its policy in the future.

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 41 transfers of Participations for the year ended December 31, 1995. In four instances, the indicated purchase price was equal to two times the face amount of the Participation transferred, i.e. $10,000 for a $5,000 Participation. In three instances, the indicated purchase price was equal to the face amount of the participation. In all other cases, no consideration was indicated.

                   (b)  As of December 31, 1995, there were 597
         Participants of record.

                   (c) Registrant does not pay dividends. During the years ended December 31, 1995 and December 31, 1994, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation. On August 31, 1995 and August 31, 1994, Registrant made additional distributions for each $5,000 Participation of $1,197.24 and $723.16, respectively. Such distributions represented Additional Rent paid by the Sublessee in accordance with the terms of the Sublease less additional supervisory fees paid. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee's ability to make payments of Basic

         Rent and Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Item 7 hereof.

Item 6.

                                 NAVARRE-500 BUILDING ASSOCIATES

                                     SELECTED FINANCIAL DATA

                                                     Year ended December 31,
                                       1995        1994        1993        1992        1991
Basic rent income.................  $1,167,500  $1,167,500  $1,167,500  $1,167,500  $1,167,500
Additional rent income............     840,704     503,579   1,758,397   3,136,313   4,406,431

   Total revenue..................  $2,008,204  $1,671,079  $2,925,897  $4,303,813  $5,573,931


Net income........................  $1,399,709  $1,079,855  $2,209,190  $3,449,316  $4,592,421


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during the
 year.............................  $    2,187  $    1,687  $    3,452  $    5,389  $    7,176


Total assets......................  $  238,193  $  244,718  $  267,684  $  290,651  $  313,617


Long-term obligations.............     None        None        None        None        None


Distributions per $5,000
 participation unit, based on
 640 participation units
 outstanding during the year:
  Income..........................  $    2,187  $    1,687  $    3,452  $    5,389  $    7,176
  Return of capital...............          10          36          36          36          36

   Total distributions............  $    2,197  $    1,723  $    3,488  $    5,425  $    7,212


         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operation.

                   Registrant was organized solely for the purpose of owning the master leasehold on the Property subject to a net operating sublease of the Property held by Sublessee. Registrant is required to pay from Basic Rent, the annual rent under the Lease and amounts for supervisory services. Registrant distributes the balance of such Basic Rent to the Participants. Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The following summarizes the material factors affecting
         Registrant's results of operations for the three preceding years:

              (a) Total income increased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such increase is attributable to the increased amount of Additional Rent having been received by Registrant for the lease year ended June 30, 1995. See Note 3 of the Notes. Total income decreased for the year ended December 31, 1994 as compared with the year ended December 31, 1993. Such decrease is attributable to the decreased amount of Additional Rent having been received by Registrant for the lease year ended June 30, 1994. See Note 3 of the Notes.

              (b) Total expenses increased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such increase resulted from an increase in the additional payment for supervisory services payable with respect to an increased amount of Additional Rent received by Registrant in 1995 net of a decrease in amortization of leasehold. See Note 5 of the Notes. Total expenses decreased for the year ended December 31, 1994 as compared with the year ended December 31, 1993. Such decrease resulted from a decrease in the additional payment for supervisory services payable with respect to a decreased amount of Additional Rent received by Registrant in 1994. See Note 5 of the Notes.

                   The amount of Additional Rent payable to Registrant is affected by the downturn in the New York City economy, the ladies garment industry and the real estate rental market. It is difficult for Registrant to forecast when these markets will improve.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1995 as compared with the year ended December 31, 1994.

                                      Inflation

                   Inflationary trends in the economy do not directly impact Registrant's operations, since as noted above, Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Sublessee. Sublessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect only the amount of Additional Rent payable by Sublessee, which is based on Sublessee's net operating profit.


         Item 8.   Financial Statements and Supplementary Data.

                   The financial statements, together with the accompanying report by, and the consent to the use thereof, of Jacobs Evall & Blumenfeld LLP immediately following, are being filed in response to this item.


         Item 9.   Disagreements on Accounting and Financial Disclosure.

                   Not applicable.

                                      PART III


         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth, as to each Partner as of December 31, 1995, the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
         Partner:

                        Nature of                      Occupation     Individual
                        Family        Business         and            became
 Name              Age  Relationship  Experience       Employment     Partner

 Peter L. Malkin   62      None       Attorney-at-Law  Senior Partner    1988
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counselors-
                                                       at-Law

 C. Michael Spero  59      None       Attorney-at-Law  Senior Partner    1995
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counselors-
                                                       at-Law

                   Mr. Malkin and Mr. Spero are also members of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

                   The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a joint venturer or general partner are as follows:

                   Peter L. Malkin is a joint venturer in 250 West 57th St. Associates; and a general partner in Empire State Building Associates, Garment Capitol Associates and 60 East 42nd St. Associates.

                   C. Michael Spero is a general partner in Empire State Building Associates and 60 East 42nd St. Associates.


         Item 11.  Executive Compensation.

                   As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

                   No remuneration was paid during the current fiscal year ended December 31, 1995 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and disbursements, fees of $40,000 per annum, plus 10% of all distributions to Participants in any year in excess of the amount representing 23% per annum on the Participants' remaining cash investment in Registrant. At December 31, 1995, such remaining cash investment (representing the Participant's original cash investment) in Registrant was $3,200,000. Pursuant to the fee arrangements described herein, Registrant paid Counsel $114,470 during the fiscal year ended December 31, 1995. The supervisory services include the preparation of reports and related documentation required by the Securities and Exchange Commission, the monitoring of all areas of federal and local security compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 hereof, the Partners in Registrant are also among the members of Counsel.


         Item 12. Security Ownership of Certain Beneficial Owners and Management.

                   (a) Registrant has no voting securities (see Item 5 hereof). At December 31, 1995, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                   (b) At December 31, 1995, the Partners in Registrant (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

                              Name and
                              Address of          Amount of
                              Beneficial          Beneficial    Percent
         Title of Class         Owners            Ownership     of Class

         Participations in    Peter L. Malkin     $ 20,000      .625
         Partnership          21 Bobolink Lane
         Interests            Greenwich, CT 06830

                              C. Michael Spero    $  5,000      .1563
                              1165 Park Avenue
                              New York, N.Y. 10128

                   At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

                   Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially $5,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Peter L. Malkin, Trustee of Mattie Saunders 1983 Trust, owned $2,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   C. Michael Spero as co-trustee under a trust agreement dated April 20, 1987 owned $10,000 of Participations. Mr. Spero disclaims any beneficial ownership of such Participations.

                   (c)  Not applicable.

         Item 13.  Certain Relationships and Related Transactions.

                   (a)  As stated in Items 1 and 10 hereof, Messrs. Peter
         L. Malkin and C. Michael Spero are the Partners of Registrant and also act as agent for the Participants in their respective partnership interests. Mr. Malkin is also a partner in Sublessee. As a consequence of Mr. Malkin being a partner in Sublessee and both Mr. Malkin and Mr. Spero being members of Counsel, certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which Mr. Malkin and Mr. Spero act as agents for the Participants, certain transactions require the prior consent of a specified number of the Participants in order for them to act on their behalf. Such transactions include modifications and extensions of the Lease and the Sublease or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                   See Item 1 for a description of the terms of the Sublease. The interest of Mr. Malkin in the Sublease arises solely from the ownership of his partnership interest in Sublessee, and he receives no extra or special benefit not shared on a pro rata basis with all other partners in Sublessee, except that Mr. Malkin and Mr. Spero, by reason of their respective interests in Counsel, are entitled to receive their pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Sublessee.

                   See Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which the Partners in Registrant are among its members. The interest of each of Mr. Malkin and Mr. Spero in any remuneration paid or given by Registrant to Counsel arises solely from such person's ownership of an interest in Counsel. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel.

                   (b)  Reference is made to paragraph (a) above.

                   (c)  Not applicable.

                   (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated March 18, 1996.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 28, 1996.

                   Balance Sheets at December 31, 1995 and at December 31, 1994 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1995, 1994 and 1993 (Exhibit B).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1995 (Exhibit C-1).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1994 (Exhibit C-2).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1993 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1995, 1994 and 1993 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1995, 1994 and 1993.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1995 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

[LETTERHEAD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANTS]










                                                   March 18, 1996



Navarre-500 Building Associates
New York, N.Y.





We consent to the use of our independent accountants' report dated January 28, 1996 covering our audit of the accompanying financial statements of Navarre-500 Building Associates in connection with and as part of your December 31, 1995 annual report (Form 10-K) to the Securities and Exchange Commission.





                                     Jacobs Evall & Blumenfeld LLP

                                            Certified Public Accountants

                           INDEPENDENT ACCOUNTANTS' REPORT



To the participants in Navarre-500 Building Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Navarre-500 Building Associates as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Navarre-500 Building Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.



                                   Jacobs Evall & Blumenfeld LLP

                                          Certified Public Accountants

New York, N. Y.
January 28, 1996

  EXHIBIT A

                                NAVARRE-500 BUILDING ASSOCIATES

                                        BALANCE SHEETS


                                         A S S E T S


                                                                        December 31,

                                                                      1995        1994
Current Assets:

  Cash in distribution account held by
   Wien, Malkin & Bettex (Note 9)............................      $   53,333  $   53,333

          TOTAL CURRENT ASSETS...............................          53,333      53,333


Real Estate (Note 2):
  Leasehold on property situated at
   500 and 512 Seventh Avenue, New York, NY..................       3,200,000   3,200,000

    Less: Accumulated amortization...........................       3,015,140   3,008,615

                                                                      184,860     191,385


          TOTAL ASSETS.......................................      $  238,193  $  244,718



                             LIABILITIES AND PARTNERS' CAPITAL



Current Liabilities..........................................            -           -


Partners' Capital (Exhibit C)................................      $  238,193  $  244,718


          TOTAL LIABILITIES AND PARTNERS' CAPITAL............      $  238,193  $  244,718








               See accompanying notes to financial statements.

  EXHIBIT B

                                NAVARRE-500 BUILDING ASSOCIATES

                                     STATEMENTS OF INCOME

                                                               Year ended December 31,
                                                          1995          1994         1993
Revenues:

  Rent income, from a related party (Note 3)........   $2,008,204    $1,671,079   $2,925,897


Expenses:

  Leasehold rent (Note 4)...........................      487,500       487,500      487,500

  Supervisory services, to a related party (Note 5).      114,470        80,758      206,240

  Amortization of leasehold (Note 2)................        6,525        22,966       22,967

                                                          608,495       591,224      716,707

          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL (NOTE 8)...............   $1,399,709    $1,079,855   $2,209,190


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during each year.................   $    2,187    $    1,687   $    3,452























               See accompanying notes to financial statements.

  EXHIBIT C-1

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 1995


                                                                                C. Michael
                                                                                  Spero
                                                                                  Group
                                                                                (formerly
                                                                     Peter L.    Alvin
                                                                      Malkin    Silverman
                                                          Total       Group       Group)


Partners' capital, January 1, 1995..................   $  244,718   $  122,359  $  122,359


Share of net income.................................    1,399,709      699,855     699,854

                                                        1,644,427      822,214     822,213

Distributions.......................................    1,406,234      703,117     703,117


          PARTNERS' CAPITAL, DECEMBER 31, 1995......   $  238,193   $  119,097  $  119,096


























               See accompanying notes to financial statements.

   EXHIBIT C-2

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 1994





                                                                       Peter L.      Alvin
                                                                        Malkin     Silverman
                                                           Total        Group        Group

Partners' capital, January 1, 1994...................   $  267,684   $  133,842   $  133,842


Share of net income..................................    1,079,855      539,928      539,927

                                                         1,347,539      673,770      673,769

Distributions........................................    1,102,821      551,411      551,410


         PARTNERS' CAPITAL, DECEMBER 31, 1994........   $  244,718   $  122,359   $  122,359




























               See accompanying notes to financial statements.

  EXHIBIT C-3

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 1993



                                                                     Peter L.      Alvin
                                                                      Malkin     Silverman
                                                          Total       Group        Group

Partners' capital, January 1, 1993..................   $  290,651   $  145,325   $  145,326


Share of net income.................................    2,209,190    1,104,595    1,104,595

                                                        2,499,841    1,249,920    1,249,921

Distributions.......................................    2,232,157    1,116,078    1,116,079


          PARTNERS' CAPITAL, DECEMBER 31, 1993......   $  267,684   $  133,842   $  133,842





























               See accompanying notes to financial statements.

    EXHIBIT D

                                NAVARRE-500 BUILDING ASSOCIATES

                                   STATEMENTS OF CASH FLOWS



                                                              Year ended December 31,
                                                          1995        1994          1993
Cash flows from operating activities:
  Net income........................................  $ 1,399,709  $ 1,079,855  $ 2,209,190
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of leasehold......................        6,525       22,966       22,967

         Net cash provided by operating
           activities...............................    1,406,234    1,102,821    2,232,157

Cash flows from financing activities:
  Cash distributions................................   (1,406,234)  (1,102,821)  (2,232,157)

          Net cash used in financing
           activities...............................   (1,406,234)  (1,102,821)  (2,232,157)

          Net change in cash........................         -            -        -

Cash, beginning of year.............................       53,333       53,333       53,333

          CASH, END OF YEAR.........................  $    53,333  $    53,333  $    53,333























               See accompanying notes to financial statements.

                             NAVARRE-500 BUILDING ASSOCIATES
                              NOTES TO FINANCIAL STATEMENTS



1.  Business Activity

    Navarre-500 Building Associates ("Associates") is a general partnership which holds the tenant's position in the master leasehold of property situated at 500 and 512 Seventh Avenue, New York, New York. Associates' building is located in the heart of New York City's "Garment District" and its tenants are almost exclusively in the garment business. Associates subleases the property to 500-512 Seventh Avenue Associates.



2.  Summary of Significant Accounting Policies

          Real Estate and Amortization of Leasehold:

          Real estate, consisting of leasehold, is stated at cost. In 1978, Associates exercised its first renewal option on the lease. Amortization of the leasehold was being computed by the straight-line method over the estimated useful life of 25 years, 4 months, from January 1, 1978 to May 1, 2003. The second renewal option for a period of 21 years through May 1, 2024, was exercised in October 1995 (see Note 4) and the estimated life of the leasehold was revised as of January 1, 1995 to 29 years and 4 months until May 1, 2024. The effect of this change was to increase net income in 1995 by $16,441, or $26 per $5,000 participation unit based on 640 participation units outstanding during the year.

          Use of Estimates:

          In preparing financial statements in conformity with generally accepted accounting principles, management often makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



3.  Related Party Transactions - Rent Income

    Rent income for the years ended December 31, 1995, 1994 and 1993 represents the annual basic rent of $1,167,500, under an operating sublease, as modified, with 500-512 Seventh Avenue Associates (the "Sublessee"), plus payments of additional rent. Additional rent is payable in an amount equal to 50% of the sublessee's defined net income from operations for lease years ending June 30th.

    For the years ended December 31, 1995, 1994 and 1993, additional rent of $840,704, $503,579 and $1,758,397 was earned for the lease years ended June 30, 1995, 1994 and 1993, respectively.

    No additional rent is accrued by Associates for the period between the end of the sublessee's lease year ending June 30th and the end of Associates' fiscal year ending December 31st.

                             NAVARRE-500 BUILDING ASSOCIATES
                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)




3.  Related Party Transactions - Rent Income (continued)

    In 1995, the Sublessee exercised its renewal option for the second renewal term commencing May 1, 2003 and ending April 30, 2024. Renewal privileges for one additional term of 21 years may extend the sublease to April 30, 2045 at an annual basic rent of $1,167,500 during the renewal period.

    A partner in Associates is also a partner in the Sublessee.



4.  Leasehold Rent

    Leasehold rent paid during the years ended December 31, 1995, 1994 and 1993 consists of the annual net rent of $487,500 under an operating leasehold, as modified, with GSL Enterprises, Inc. In 1995, Associates exercised its option to renew the lease for the second renewal period from May 2, 2003 to May 1, 2024. A renewal option is available for one additional term of 21 years extending the leasehold to May 1, 2045; during renewal period the rent payable remains at $487,500 per year.



5.  Related Party Transactions - Supervisory Services

    Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1995, 1994 and 1993, totaling $114,470, $80,758 and $206,240, respectively, were paid to the firm of Wien, Malkin & Bettex. Some partners in that firm are also partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.



6.  Number of Participants

    There were approximately 590 participants in the various joint ventures at
    December 31, 1995, 1994 and 1993.



7.  Determination of Distributions to Participants

    Distributions to participants during each year represent the excess of rent income received over the cash expenses.

                             NAVARRE-500 BUILDING ASSOCIATES
                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



8.  Distributions and Amount of Income per $5,000 Participation Unit

    Distributions per $5,000 participation unit during the years 1995, 1994 and 1993, based on 640 participation units outstanding during each year, consisted of the following:
                                                   Year ended December 31,

                                                   1995     1994     1993

            Income..........................      $2,187   $1,687   $3,452
            Return of capital...............          10       36       36

                TOTAL DISTRIBUTIONS.........      $2,197   $1,723   $3,488


    Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.



9.  Concentration of Credit Risk

    Associates maintains cash balances in a bank, and in a distribution account held by Wien, Malkin & Bettex which is not insured. The funds held in the distribution account were paid to the participants on January 1, 1996.

                         NAVARRE-500 BUILDING ASSOCIATES
                                OMITTED SCHEDULES




    The following schedules have been omitted as not applicable in the present instance:




    SCHEDULE I  -  Condensed financial information of registrant.

    SCHEDULE II -  Valuation and qualifying accounts.

    SCHEDULE IV -  Mortgage loans on real estate.

SCHEDULE III
                                 NAVARRE-500 BUILDING ASSOCIATES

                            Real Estate and Accumulated Depreciation
                                       December 31, 1995

Column
  A       Description           Leasehold on property situated at
                                   500 and 512 Seventh Avenue,
                                   New York, New York.

  B       Encumbrances..................................................      None


  C       Initial cost to company
            Leasehold...................................................   $3,200,000

  D       Costs capitalized subsequent to acquisition...................      None


  E       Gross amount at which carried at
           close of period
             Leasehold..................................................   $3,200,000(a)


  F       Accumulated amortization......................................   $3,015,140(b)


  G       Date of construction                                    1921

  H       Date acquired                                   July 1, 1958

  I       Life on which leasehold amortization in
           latest income statements is computed      29 years, 4 months

     (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1995, December 31, 1994 and December 31, 1993. The costs for federal income tax purposes are the same as for financial statement purposes.

      (b) Accumulated amortization
            Balance at January 1, 1993                          $2,962,682
              Amortization:
               F/Y/E 12/31/93                  $22,967
                     12/31/94                   22,966
                     12/31/95                    6,525             52,458

            Balance at December 31, 1995                        $3,015,140

                                      SIGNATURE

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated March 29, 1996 (the "Power").



         NAVARRE-500 BUILDING ASSOCIATES (Registrant)


         By:/s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*



         Date:  March 29, 1996


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of the Registrant and as a Partner in Registrant on the date indicated.


         By:/s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  March 29, 1996








         ______________________
         *   Mr. Katzman supervises accounting functions for Registrant.

                                    EXHIBIT INDEX

         Number                       Document                     Page*



         3(a)          Partnership Agreement, dated March
                       21, 1958, which was filed as Exhibit
                       No. 1 to Registrant's Form S-1
                       Registration Statement, as amended
                       (the "Registration Statement") by
                       letter dated April 3, 1958 and
                       assigned File No. 2-14019, is
                       incorporated by reference as an
                       exhibit hereto.

         3(b)          Amended Business Certificate of
                       Registrant filed with the Clerk of
                       New York County on December 22, 1995
                       reflecting a change in Partners.

         4             Form of Participating Agreement,
                       which was filed as Exhibit No. 4 to
                       Registrant's Registration Statement
                       by letter dated April 3, 1958 and
                       assigned File No. 2-14019, is
                       incorporated by reference as an
                       exhibit hereto.

         10(a)         Deed from Garment Center Capitol
                       Inc. to The Prudential Insurance
                       Company of America ("Prudential")
                       dated May 1, 1957, filed by letter
                       dated March 31, 1981 (Commission
                       File No. 0-2673) as Exhibit No.
                       10(a) to Registrant's Form 10-K for
                       the fiscal year ended December 31,
                       1980, is incorporated by reference
                       as an exhibit hereto.

         10(b)         Purchase Agreement between Navarre-
                       500 Building Associates and 500-512
                       Seventh Avenue Associates, dated
                       March 25, 1958, which was filed as
                       Exhibit No. 2 to Registrant's
                       Registration Statement by letter
                       dated April 3, 1958 and assigned
                       File No. 2-14019, is incorporated by
                       reference as an exhibit hereto.
         ______________________
         *    Page references are based on a sequential numbering system.

         Number                       Document                     Page*

         10(c) Net Lease, dated May 1, 1957, between Prudential and 500-512, Inc., which was filed as Exhibit No. 3 to Registrant's Registration Statement by letter dated April 3, 1958 and assigned File No. 2-14019, is incorporated by reference as an exhibit hereto.

         10(d) Assignment of Net Lease from 500-512, Inc. to 500-512 Seventh Avenue Associates, dated May 1, 1957, which was filed as Exhibit No. 3(a) to Registrant's Registration Statement by letter dated April 3, 1958 and assigned File No. 2-14019, is incorporated by reference as an exhibit hereto.

         13(a) Letter to Participants, dated January 31, 1996 and accompanying financial reports for the fiscal year ended December 31, 1995. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

         13(b)         Letter to Participants, dated August
                       31, 1995 and accompanying financial
                       reports for the lease years ended
                       June 30, 1995 and June 30, 1994.
                       The foregoing material shall not be
                       deemed to be "filed" with the
                       Commission or otherwise subject to
                       the liabilities of Section 18 of the
                       Securities Exchange Act of 1934.

         24            Power of Attorney dated March 29, 1996
                       between Peter L. Malkin and C.
                       Michael Spero as Partner's in
                       Registrant and Stanley Katzman and
                       Richard Shapiro.

         27            Financial Data Schedule of Registrant
                       for the fiscal year ended December 31, 1995.
         ______________________
         *    Page references are based on a sequential numbering system.

                                                           Exhibit 3(b)

                            AMENDED BUSINESS CERTIFICATE

              The undersigned hereby certify that a certificate of business under the assumed name

                           NAVARRE-500 BUILDING ASSOCIATES

         for the conduct of business at 60 East 42nd Street, New York, New York, was filed in the office of the County Clerk New York County, State of New York, on the 14th day of April, 1958, under index number 3507/58; that the last amended certificate was filed on the 12th day of January, 1989 in the office of said County Clerk under index number 3507/58

              It is hereby further certified that this amended certificate is made for the purposes of more accurately setting forth the facts recited in the original certificate or the last amended certificate and to set forth the following changes in such facts.

         ALVIN SILVERMAN, residing at 110 Redwood Drive, Roslyn, New York 11576, has been succeeded as a partner of Navarre-500 Building Associates by C. MICHAEL SPERO, residing at 1165 Park Avenue, New York, New York 10128.

         The members of NAVARRE-500 BUILDING ASSOCIATES now consist of:
         Peter L. Malkin and C. Michael Spero.

              IN WITNESS WHEREOF, the undersigned have as of this 2nd day of July, 1995 made and signed this certificate.

         /s/ Alvin Silverman                /s/ Peter L. Malkin
         ALVIN SILVERMAN                    PETER L. MALKIN

         /s/ C. Michael Spero
         C. MICHAEL SPERO

         State of New York, County of New York       ss.:

              On this 28th day of August, 1995, before me personally appeared ALVIN SILVERMAN, C. MICHAEL SPERO and PETER L. MALKIN to me known and known to me to be the individual described in and who executed the foregoing certificate, and they thereupon duly acknowledged to me that they executed the same.

                                            /s/ Estelle Beeber
                                            Notary Public
                                            State of New York
                                            No. 5241708
                                            Qualified in New York County
                                            Commission Expires 9/30/96