Form 10-Q
period 1996-09-30
NAVARRE 500 BUILDING ASSOCIATES
filed 1996-11-15
CIK 70816

FORM 10-Q

			SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549

  (Mark One)

  [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

		 For the quarterly period ended September 30, 1996

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


		An Exhibit Index is located on Page 11 of this Report.
	      Number of pages (including exhibits) in this filing: 11


									 2.

			 PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

				      Navarre-500 Building Associates
				       Condensed Statement of Income
						(Unaudited)

				  For the Three Months    For the Nine Months
				  Ended September 30,     Ended September 30,
				    1996        1995         1996       1995

  Income:

    Rent income, from a related
      party (Note B)              $  291,875  $ 291,875  $  875,625  $  875,625
    Additional rent, from
      a related party (Note B)           -0-        -0-   1,071,252     840,704
				  ----------  ---------  ----------  ----------
	Total income                 291,875    291,875   1,946,877   1,716,329
				  ----------  ---------  ----------  ----------
  Expenses:

    Leasehold rent (Note B)          121,875    121,875     365,625     365,625
    Supervisory services, to a
      related party (Note C)          10,000     10,000     127,525     104,470
    Amortization of leasehold          1,631      5,742       4,893      17,226
				  ----------  ---------  ----------  ----------
	Total expenses               133,506    137,617     498,043     487,321
				  ----------  ---------  ----------  ----------
  Net income                      $  158,369  $ 154,258  $1,448,834  $1,229,008
				  ==========  =========  ==========  ==========
  Earnings per $5,000 partici-
    pation unit, based on 640
    participation units out-
    standing during the year      $   247.45  $  241.03  $ 2,263.80  $ 1,920.32
				  ==========  =========  ==========  ==========

    Distributions per $5,000
      participation consisted
      of the following:

    Income                      $   247.45   $  241.03  $ 2,263.80  $ 1,920.32
    Return of capital             1,524.00    1,206.21        7.65       26.92
				-----------  ---------- ----------- -----------
      Total distributions       $ 1,771.45   $1,447.24  $ 2,271.45  $ 1,947.24
				===========  ========== =========== ===========

	At September 30, 1996 and 1995, there were $3,200,000 of participations outstanding.



			 Navarre-500 Building Associates
			  Condensed Statement of Income
				(Unaudited)                                  3.

 Assets                                    September 30, 1996 December 31, 1995
 Current assets
   Cash                                          $  135,625         $   53,334
						 ----------         ----------
       Total current assets                         135,625             53,334
 Real Estate
   Leasehold on property situated
     at 500 and 512 Seventh Avenue
     New York, New York                           3,200,000          3,200,000
     Less, allowance for
       amortization                               3,020,029          3,015,137
						 ----------         ----------
						    179,971            184,863
						 ----------         ----------
     Total assets                                $  315,596         $  238,197
						 ==========         ==========
 Liabilities and Capital
 Current liabilities
   Deferred credit:
     Portion of rent income
       collected in advance for the
       month of December, 1996                   $   82,292         $      -0-
						 ----------         ----------
   Total current liabilities                         82,292                -0-
						 ----------         ----------
 Capital
   Capital January 1,                               238,197            244,722
   Add, Net income:
     January 1, 1996 through Sept. 30,1996        1,448,834
     January 1, 1995 through Dec. 31, 1995                           1,399,709
						 ----------         ----------
						  1,687,031          1,644,431
   Less, Distributions:
     Monthly distributions,
       January 1, 1996 through Sept. 30, 1996       480,000
       January 1, 1995 through Dec. 31, 1995                           640,000
     Distribution on August 31, 1995
       of Additional Rent for the
       lease year ended June 30, 1995                                  766,234
     Distribution on August 31, 1996
       of Additional Rent for the
       lease year ended June 30, 1996               973,727
						 ----------         ----------
       Total distributions                        1,453,727          1,406,234
						 ----------         ----------
 Capital:
   September 30, 1996                               233,304
   December 31, 1995                                                   238,197
						 ----------         ----------
     Total liabilities and capital:
       September 30, 1996                        $  315,596
       December 31, 1995                         ==========         $  238,197
								    ==========

									4.

			 Navarre-500 Building Associates
			Condensed Statement of Cash Flows
				  (Unaudited)




					    January 1, 1996    January 1, 1995
						through            through
					 September 30, 1996 September 30, 1995

     Cash flows from operating activities:
       Net income                                $1,448,834        $1,229,008
       Adjustments to reconcile net income
	  to cash provided by operating
	  activities:
	  Amortization of leasehold                   4,893            17,226
	  Change in deferred credit                  82,292            82,292
						 -----------       -----------
	  Net cash provided by operating
	    activities                            1,536,019         1,328,526
						 -----------       -----------
     Cash flows from financing activities:
       Cash distributions                        (1,453,727)       (1,246,234)
						 -----------       -----------
	  Net cash used in financing
	    activities                           (1,453,727)       (1,246,234)
						 -----------       -----------
	  Change in cash                             82,292            82,292

     Cash, beginning of period                       53,333            53,333
						 -----------       -----------
     Cash, end of period                         $  135,625        $  135,625
						 ===========       ===========
	 Navarre-500 Building Associates                                 5.

	 September 30, 1996


	 Notes to Condensed Financial Statements (unaudited)

	 Note A - Basis of Presentation

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

	    Note B - Interim Period Reporting

		       The results for interim periods are not
	    necessarily indicative of the results to be expected for a full year.

		       Registrant was organized on March 21, 1958.
	    Registrant owns the tenant's interest in the master operating leasehold (the "Master Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin and Stanley Katzman (the "Partners"). The land underlying the buildings is owned by an unaffiliated third party and is leased to Registrant under a long-term ground lease (the "Lease"). The current term of the Lease expires on May 1, 2024. The Lease provides for one 21-year renewal option. If this option is exercised, the Lease will expire on May 1, 2045. The annual rent payable by Registrant under the Lease is $487,500 during the current and the renewal term.

		       Registrant does not operate the Property, but
	    subleases the Property to 500-512 Seventh Avenue Associates (the "Sublessee") pursuant to a net operating sublease (the "Sublease"), the current renewal term of which will expire on April 30, 2024. The Sublease provides for one renewal
	    option. If this option is exercised the Sublease will expire on April 30, 2045. Peter L. Malkin, a partner in Registrant, is also a partner in Sublessee. The Partners in Registrant
	    are also members of the law firm of Wien, Malkin & Bettex, counsel to Registrant and to Sublessee ("Counsel"). See Note
	    C of this Item 1 ("Note C").
	 Navarre-500 Building Associates                                 6.

	 September 30, 1996


		       Under the Sublease, Sublessee must pay (i) annual
	    basic rent of $1,167,500 during the current renewal term and the additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and the renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

		       For the lease year ended June 30, 1996, Sublessee
	    paid Additional Rent of $1,071,252. After additional payment for supervisory services of $97,525 to Counsel, the $973,727 balance was distributed to the Participants on August 31, 1996. Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30. No Additional Rent is accrued by Registrant for the period between Sublessee's lease year and Registrant's fiscal year.

	    Note C - Supervisory Services

		      Registrant pays Counsel, for supervisory services
	    and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At September 30, 1996, such remaining cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

		      No remuneration was paid during the three and nine
	    month periods ended September 30, 1996 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $10,000 and $30,000, respectively, of the Basic Payment for the three and nine month periods ended September 30, 1996. Registrant paid Counsel an additional payment of $97,525 for the nine month period ended September 1996.

		      The supervisory services provided to Registrant by
	    Counsel include legal and administrative services and
	    financial services.  The legal and administrative services
	    include acting as general counsel to Registrant, maintaining
	    all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance
	    coverage and conducting annual partnership meetings.
	    Financial services include monthly receipt of rent from
	    Sublessee, payment of monthly rent to the fee owner, payment
	    of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the
	    payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by
	    Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel
	 Navarre-500 Building Associates                                 7.

	 September 30, 1996


	    also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		      Reference is made to Note B of Item 1 (Note B") for
	    a description of the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Partners in the Registrant and Sublessee arise solely from their respective ownership of participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to such law firm for legal and supervisory services rendered to Registrant and Sublessee.

		      As of September 30, 1996, the Partners owned of
	    record and beneficially $33,125 of participations in Registrant, representing about 1% of the currently outstanding participations therein.

		      In addition, as of September 30, 1996, certain of
	    the Partners in Registrant (or their respective spouses) held additional Participations as follows:

		      Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially $5,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		      Peter L. Malkin owned of record as a trustee, but not beneficially, $2,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		      Stanley Katzman owned of record as a trustee, but not beneficially, $5,000 of Participations. Mr. Katzman disclaims any beneficial ownership of such Participations.

	    Item 2.   Management's Discussion and Analysis of
		      Financial Condition and Results of Operations.

		      As stated in Note B, Registrant was organized for
	    the purpose of acquiring the Master Lease subject to the Sublease. Basic Rent received under the Sublease is used to pay annual rent due under the Master Lease and the Basic Payment to Counsel for supervisory services. The balance of the Basic Rent is distributed to the Participants.
	 Navarre-500 Building Associates                                 8.

	 September 30, 1996


	    Additional Rent is distributed to the Participants after the Additional Payment to Counsel. See Note C. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant has no requirement to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		      Registrant does not pay dividends.  During the
	    three and nine month periods ended September 30, 1996, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B.

		      Registrant's results of operations are affected
	    primarily by the amount of rent payable to it under the Sublease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods.

		      Total income remained the same for the three
		      month period ended September 30, 1996 as
		      compared with the three month period ended
		      September 30, 1995.  Total income increased
		      for the nine month period ended September 30,
		      1996 as compared with the nine month period
		      ended September 30, 1995.  Such increase
		      resulted from an increase in the Additional
		      Rent paid by Sublessee for the lease year
		      ended June 30, 1996.  See Note B. Total
		      expenses decreased for the three month period
		      ended September 30, 1996 as compared with the
		      three month period ended September 30, 1995.
		      Such decrease resulted from a decrease in
		      amortization of leasehold.  Total expenses
		      increased for the nine month period ended
		      September 30, 1996, as compared with the nine
		      month period ended September 30, 1995.  Such
		      increase resulted mainly from an increase in
		      the Additional Payment paid to Counsel based
		      on the Additional Rent for the lease year
		      ended June 30, 1996.  See Note B.
	 Navarre-500 Building Associates                                 9.

	 September 30, 1996


			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1996 as compared with the three and nine month periods ended September 30, 1995.

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

	 Item 6.   Exhibits and Report on Form 8-K

		   (a)  The exhibit hereto is incorporated by reference.

		   (b)  Registrant has not filed any report on Form
	 8-K during the quarter for which this report is being filed.
	 Navarre-500 Building Associates                                10.

	 September 30, 1996


				     SIGNATURES

		   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated August 6, 1996 (the "Power").


	 NAVARRE-500 BUILDING ASSOCIATES
	 (Registrant)



	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date:  November 13, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date:  November 13, 1996











	 ______________________
	    *   Mr. Katzman supervises accounting functions for
		Registrant.
	 Navarre-500 Building Associates                                11.

	 September 30, 1996



				    EXHIBIT INDEX

	    Number                  Document               Page*


	    25            Power of Attorney dated August
			  6, 1996, between Peter L. Malkin
			  and Stanley Katzman as Partners
			  in Registrant and Richard A.
			  Shapiro and Stanley Katzman.






































	 ______________________
	 *Page references are based on sequential numbering system.