Form 10-K
period 1996-12-31
NAVARRE 500 BUILDING ASSOCIATES
filed 1997-04-04
CIK 70816

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable, but see Items 5 and 10 of this report.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         An Exhibit Index is located on pages 27 through 29 of this Report. Number of pages (including exhibits) in this filing: 43

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

                   Registrant does not operate the Property, but subleases the Property to 500-512 Seventh Avenue Associates (the "Sublessee") pursuant to a net operating sublease (the "Sublease"). The current renewal term, as extended, of the Sublease will expire on April 30, 2024. The Sublease provides for one renewal option for a term co-extensive with the period contained in the Lease. Peter L. Malkin, a partner in Registrant, is also a partner in Sublessee. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, counsel to Registrant and to Sublessee (the "Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

                   As of December 31, 1996, 500 Seventh Avenue was approximately 59% occupied and 512 Seventh Avenue was approximately 70% occupied by a total (for the two buildings) of approximately 180 tenants who engage primarily in the sale of women's apparel. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

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

                   Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30.
         Such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Additional Rent income and certain supervisory service expense can only be determined after the receipt of such report. The Lease does not provide for the Lessee to render interim reports to Registrant, so no Additional Rent income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 3 of the Notes to the Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 1996, 1995 and 1994.

                   (c)  Competition

                   Pursuant to tenant space leases at the Property, the average annual base rentals payable to Sublessee range from $8 to $25 per square foot (exclusive of electricity charges and escalation). Based on an average rental rate of $16 per square foot, the rate is competitive with the average rental rates charged by similar office buildings offering comparable space in the immediate vicinity. Registrant has been advised that at one neighboring office building, which has upgraded certain interior improvements and is located at 485 Seventh Avenue (at 36th Street), the approximate range of rental rates is from $20 to $22 per square foot. Two similar buildings of approximately the same age as the buildings at the Property, and which are located across the street from each other at 530 Seventh Avenue and 550 Seventh Avenue (at 39th Street), offer space for approximately $25 to $30 per square foot. At 1407 Broadway and 1411 Broadway, the approximate range of rental rates is from $30 to $35 per square foot for space in buildings which offer more modern, upgraded facilities than the buildings at the Property.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $50 per square foot for prime office space to approximately $12 per square foot in less developed industrial and/or secondary commercial areas.

         Accordingly, rents at the Property may be considered competitive in the area, given the relative condition of surrounding buildings and the nature of the services and amenities offered by them as compared to the Building.

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

         Item 4.   Submission of Matters to a Vote of Participants.

                   During the fourth quarter of the fiscal year ended December 31, 1996, Registrant did not submit any matter to the vote or consent of the Participants.

                                       PART II


         Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

                   Registrant is a partnership organized pursuant to a partnership agreement dated March 21, 1958.

                   Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consisted of participations in the partnership interests of the Partners in Registrant (the "Participations") and are not shares of common stock nor their equivalent. The Participations represent each Participant's fractional share in a Partner's undivided interest in Registrant, and are divided approximately equally among the Partners. A full unit of the Participations was offered originally at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and it is not likely to change its policy in the future.

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 32 transfers of Participations for the year ended December 31, 1996. In all instances, the consideration paid was not indicated.

                   (b)  As of December 31, 1996, there were 600
         Participants of record.

                   (c) Registrant does not pay dividends. During the years ended December 31, 1996 and December 31, 1995, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation. On August 31, 1996 and August 31, 1995, Registrant made additional distributions for each $5,000 Participation of $1,521.45 and $1,197.24, respectively. Such distributions represented Additional Rent paid by the Sublessee in accordance with the terms of the Sublease less additional supervisory fees paid. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Item 7 hereof.

         Item 6.


                                 NAVARRE-500 BUILDING ASSOCIATES

                                     SELECTED FINANCIAL DATA

                                                     Year ended December 31,
                                       1996        1995        1994        1993        1992

Basic rent income.................  $1,167,500  $1,167,500  $1,167,500  $1,167,500  $1,167,500
Additional rent income............   1,071,252     840,704     503,579   1,758,397   3,136,313

   Total revenue..................  $2,238,752  $2,008,204  $1,671,079  $2,925,897  $4,303,813


Net income........................  $1,607,202  $1,399,709  $1,079,855  $2,209,190  $3,449,316


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during the
 year.............................  $    2,511  $    2,187  $    1,687  $    3,452  $    5,389


Total assets......................  $  231,668  $  238,193  $  244,718  $  267,684  $  290,651


Long-term obligations.............     None        None        None        None        None


Distributions per $5,000
 participation unit, based on
 640 participation units
 outstanding during the year:
  Income..........................  $    2,511  $    2,187  $    1,687  $    3,452  $    5,389
  Return of capital...............          10          10          36          36          36

   Total distributions............  $    2,521  $    2,197  $    1,723  $    3,488  $    5,425


         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operation.

                   Registrant was organized solely for the purpose of owning the master leasehold on the Property subject to a net operating sublease of the Property held by Sublessee. Registrant is required to pay from Basic Rent the annual rent under the Lease and amounts for supervisory services. Registrant distributes the balance of such Basic Rent to the Participants. Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The following summarizes the material factors affecting
         Registrant's results of operations for the three preceding years:

              (a) Total income increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. Such increase is attributable to the increased amount of Additional Rent having been received by Registrant for the lease year ended June 30, 1996. See Note 3 of the Notes. Total income increased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such increase is attributable to the increased amount of Additional Rent having been received by Registrant for the lease year ended June 30, 1995. See Note 3 of the Notes.

              (b) Total expenses increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. Such increase resulted from an increase in the additional payment for supervisory services payable with respect to an increased amount of Additional Rent received by Registrant in 1996. See Note 5 of the Notes. Total expenses increased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such increase resulted from an increase in the additional payment for supervisory services payable with respect to an increased amount of Additional Rent received by Registrant in 1995 net of a decrease in amortization of leasehold. See Note 5 of the Notes.

                   The amount of Additional Rent payable to Registrant is affected by the cycles in the New York City economy, the ladies' garment industry and the real estate rental market. It is difficult for Registrant to forecast when these markets will improve or deteriorate.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1996 as compared with the year ended December 31, 1995.

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

                                      PART III


         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth, as to each Partner as of December 31, 1996, the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
         Partner:

                                                       Principal      Date
                        Nature of                      Occupation     Individual
                        Family        Business         and            became
 Name              Age  Relationship  Experience       Employment     Partner

 Peter L. Malkin   63      None       Attorney-at-Law  Senior Partner    1988
                                                       Wien & Malkin
                                                       LLP
                                                       Counselors-
                                                       at-Law

 Stanley Katzman   64      None       Attorney-at-Law  Senior Partner    1996
                                                       Wien & Malkin
                                                       LLP
                                                       Counselors-
                                                       at-Law

                   Mr. Malkin and Mr. Katzman are also members of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

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

                   Stanley Katzman is a joint venturer in 250 West 57th St. Associates; and a general partner in Empire State Building Associates, Garment Capitol Associates and 60 East 42nd St. Associates.


         Item 11.  Executive Compensation.

                   As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

                   No remuneration was paid during the current fiscal year ended December 31, 1996 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and disbursements, fees of $40,000 per annum, plus 10% of all distributions to Participants in any year in excess of the amount representing 23% per annum on the Participants' remaining cash investment in Registrant. At December 31, 1996, such remaining cash investment (representing the Participant's original cash investment) in Registrant was $3,200,000. Pursuant to the fee arrangements described herein, Registrant paid Counsel $137,525 during the fiscal year ended December 31, 1996. The supervisory services include the preparation of reports and related documentation required by the Securities and Exchange Commission, the monitoring of all areas of federal and local securities compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 hereof, the Partners in Registrant are also among the members of Counsel.


         Item 12. Security Ownership of Certain Beneficial Owners and Management.

                   (a) Registrant has no voting securities (see Item 5 hereof). At December 31, 1996, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                   (b) At December 31, 1996, the Partners in Registrant (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

                              Name and
                              Address of          Amount of
                              Beneficial          Beneficial    Percent
         Title of Class         Owners            Ownership     of Class

         Participations in    Peter L. Malkin     $ 33,125      1.035
         Partnership          21 Bobolink Lane
         Interests            Greenwich, CT 06830

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

                   Stanley Katzman owned of record as trustee but not beneficially $5,000 of Participations. Mr. Katzman disclaims any beneficial ownership of such Participations.

                   (c)  Not applicable.

         Item 13.  Certain Relationships and Related Transactions.

                   (a)  As stated in Items 1 and 10 hereof, Messrs. Peter
         L. Malkin and Stanley Katzman are the Partners of Registrant and also act as agent for the Participants in their respective partnership interests. Mr. Malkin is also a partner in Sublessee. As a consequence of Mr. Malkin being a partner in Sublessee and both Mr. Malkin and Mr. Katzman being members of Counsel, certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which Mr. Malkin and Mr. Katzman act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for them to act on their behalf. Such transactions include modifications and extensions of the Lease and the Sublease or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                   See Item 1 for a description of the terms of the Sublease. The interest of Mr. Malkin in the Sublease arises solely from the ownership of his partnership interest in Sublessee, and he receives no extra or special benefit not shared on a pro rata basis with all other partners in Sublessee, except that Mr. Malkin and Mr. Katzman, by reason of their respective interests in Counsel, are entitled to receive their pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

                   See Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which the Partners in Registrant are among its members. The interest of each of Mr. Malkin and Mr. Katzman in any remuneration paid or given by Registrant to Counsel arises solely from such person's ownership of an interest in Counsel. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

                   (b)  Reference is made to paragraph (a) above.

                   (c)  Not applicable.

                   (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated February 18, 1997.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 28, 1997.

                   Balance Sheets at December 31, 1996 and at December 31, 1995 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1996, 1995 and 1994 (Exhibit B).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1996 (Exhibit C-1).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1995 (Exhibit C-2).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1994 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1996, 1995 and 1994 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1996, 1995 and 1994.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1996 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

[LETTERHEAD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANTS]










                                      February 18, 1997



Navarre-500 Building Associates
New York, N.Y.





We consent to the use of our independent accountants' report dated January 28, 1997 covering our audits of the accompanying financial statements of Navarre-500 Building Associates in connection with and as part of your December 31, 1996 annual report (Form 10-K) to the Securities and Exchange Commission.





                                      Jacobs Evall & Blumenfeld LLP
                                      Certified Public Accountants

                    INDEPENDENT ACCOUNTANTS' REPORT



To the participants in Navarre-500 Building Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Navarre-500 Building Associates as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Navarre-500 Building Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




                                         Jacobs Evall & Blumenfeld LLP
                                         Certified Public Accountants

New York, N. Y.
January 28, 1997

EXHIBIT A

                                NAVARRE-500 BUILDING ASSOCIATES

                                        BALANCE SHEETS


                                         A S S E T S



                                                                        December 31,

                                                                      1996        1995
Current Assets:

  Cash in distribution account held by
   Wien, Malkin & Bettex LLP (Note 9)........................      $   53,333  $   53,333

          TOTAL CURRENT ASSETS...............................          53,333      53,333


Real Estate (Note 2):
  Leasehold on property situated at
   500 and 512 Seventh Avenue, New York, NY..................       3,200,000   3,200,000

    Less: Accumulated amortization...........................       3,021,665   3,015,140

                                                                      178,335     184,860


          TOTAL ASSETS.......................................      $  231,668  $  238,193



                             LIABILITIES AND PARTNERS' CAPITAL



Current Liabilities..........................................            -           -


Partners' Capital (Exhibit C)................................      $  231,668  $  238,193


          TOTAL LIABILITIES AND PARTNERS' CAPITAL............      $  231,668  $  238,193








               See accompanying notes to financial statements.

EXHIBIT B

                                NAVARRE-500 BUILDING ASSOCIATES

                                     STATEMENTS OF INCOME



                                                               Year ended December 31,
                                                          1996          1995         1994
Revenues:

  Rent income, from a related party (Note 3)........   $2,238,752    $2,008,204   $1,671,079


Expenses:

  Leasehold rent (Note 4)...........................      487,500       487,500      487,500

  Supervisory services, to a related party (Note 5).      137,525       114,470       80,758

  Amortization of leasehold (Note 2)................        6,525         6,525       22,966

                                                          631,550       608,495      591,224

          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL (NOTE 8)...............   $1,607,202    $1,399,709   $1,079,855


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during each year.................   $    2,511    $    2,187   $    1,687



















               See accompanying notes to financial statements.

EXHIBIT C-1

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 1996

                                                                                   Stanley
                                                                                   Katzman
                                                                                    Group
                                                                                  (formerly
                                                                       Peter L.   C. Michael
                                                                        Malkin      Spero
                                                           Total        Group       Group)

Partners' capital, January 1, 1996...................   $  238,193   $  119,097   $  119,096


Share of net income..................................    1,607,202      803,601      803,601

                                                         1,845,395      922,698      922,697

Distributions........................................    1,613,727      806,864      806,863


         PARTNERS' CAPITAL, DECEMBER 31, 1996........   $  231,668   $  115,834   $  115,834




























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

EXHIBIT D
                               NAVARRE-500 BUILDING ASSOCIATES

                                   STATEMENTS OF CASH FLOWS


                                                             Year ended December 31,
                                                         1996          1995         1994
Cash flows from operating activities:
  Net income........................................ $ 1,607,202   $ 1,399,709  $ 1,079,855
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of leasehold......................       6,525         6,525       22,966

         Net cash provided by operating
           activities...............................   1,613,727     1,406,234    1,102,821

Cash flows from financing activities:
  Cash distributions................................  (1,613,727)   (1,406,234)  (1,102,821)

          Net cash used in financing
           activities...............................  (1,613,727)   (1,406,234)  (1,102,821)

          Net change in cash........................         -            -            -

Cash, beginning of year.............................      53,333        53,333       53,333

          CASH, END OF YEAR......................... $    53,333   $    53,333  $    53,333

























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



3.  Related Party Transactions - Rent Income

    Rent income for the years ended December 31, 1996, 1995 and 1994 represents the annual basic rent of $1,167,500, under an operating sublease, as modified, with 500-512 Seventh Avenue Associates (the "Sublessee"), plus payments of additional rent. Additional rent is payable in an amount equal to 50% of the Sublessee's defined net income from operations for lease years ending June 30th.

    For the years ended December 31, 1996, 1995 and 1994, additional rent of $1,071,252, $840,704 and $503,579 was earned for the lease years ended June 30, 1996, 1995 and 1994, respectively.

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



4.  Leasehold Rent

    Leasehold rent paid during the years ended December 31, 1996, 1995 and 1994 consists of the annual net rent of $487,500 under an operating leasehold, as modified, with GSL Enterprises, Inc. In 1995, Associates exercised its option to renew the lease for the second renewal period from May 2, 2003 to May 1, 2024. A renewal option is available for one additional term of 21 years extending the leasehold to May 1, 2045; during the renewal periods the rent payable remains at $487,500 per year.



5.  Related Party Transactions - Supervisory Services

    Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1996, 1995 and 1994, totaling $137,525, $114,470 and $80,758, respectively, were paid to the firm of Wien, Malkin & Bettex LLP. Some members in that firm are partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.



6.  Number of Participants

    There were approximately 600 participants in the two participating groups at December 31, 1996, 1995 and 1994.



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

                             NAVARRE-500 BUILDING ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



8.  Distributions and Amount of Income per $5,000 Participation Unit

    Distributions per $5,000 participation unit during the years 1996, 1995 and 1994, based on 640 participation units outstanding during each year, consisted of the following:
                                                   Year ended December 31,

                                                   1996     1995     1994

            Income..........................      $2,511   $2,187   $1,687
            Return of capital...............          10       10       36

                TOTAL DISTRIBUTIONS.........      $2,521   $2,197   $1,723


    Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.



9.  Concentration of Credit Risk

    Associates maintains cash balances in a bank, and in a distribution account held by Wien, Malkin & Bettex LLP which is not insured. The funds held in the distribution account were paid to the participants on January 1, 1997.

                        NAVARRE-500 BUILDING ASSOCIATES

                                OMITTED SCHEDULES




    The following schedules have been omitted as not applicable in the present instance:




    SCHEDULE I  -  Condensed financial information of registrant.

    SCHEDULE II -  Valuation and qualifying accounts.

    SCHEDULE IV -  Mortgage loans on real estate.

SCHEDULE III

                                 NAVARRE-500 BUILDING ASSOCIATES

                            Real Estate and Accumulated Depreciation
                                       December 31, 1996

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


  F       Accumulated amortization......................................   $3,021,665(b)


  G       Date of construction                                    1921

  H       Date acquired                                   July 1, 1958

  I       Life on which leasehold amortization in
           latest income statements is computed      29 years, 4 months


     (a)  There have been no changes in the carrying values of real estate for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.  The costs for federal income tax purposes are the same as for financial statement purposes.

      (b) Accumulated amortization
            Balance at January 1, 1994                          $2,985,649
              Amortization:
               F/Y/E 12/31/94                  $22,966
                     12/31/95                    6,525
                     12/31/96                    6,525             36,016

            Balance at December 31, 1996                        $3,021,665











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



         Date:  March 31, 1997


                    Pursuant to the requirements of the Securities
         Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of the Registrant and as a Partner in Registrant on the date indicated.


         By:/s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  March 31, 1997





















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

         3(b)          Amended Business Certificate of
                       Registrant filed with the Clerk of
                       New York County on June 10, 1996
                       reflecting a change in Partners.

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

         13(a)         Letter to Participants, dated February
                       3, 1997 and accompanying financial
                       reports for the fiscal year ended
                       December 31, 1996.  The foregoing
                       material shall not be deemed to be
                       "filed" with the Commission or
                       otherwise subject to the liabilities
                       of Section 18 of the Securities
                       Exchange Act of 1934.

         13(b)         Letter to Participants, dated August
                       31, 1996 and accompanying financial
                       reports for the lease years ended
                       June 30, 1996 and June 30, 1995.
                       The foregoing material shall not be
                       deemed to be "filed" with the
                       Commission or otherwise subject to
                       the liabilities of Section 18 of the
                       Securities Exchange Act of 1934.


         ______________________
         *    Page references are based on a sequential numbering system.






         Number                       Document                     Page*


         24            Power of Attorney dated August 6, 1996
                       between Peter L. Malkin and Stanley
                       Katzman as Partners in Registrant
                       and Stanley Katzman and Richard
                       Shapiro, was filed as Exhibit 24 to
                       Registrants 10-Q dated September 30,
                       1996 and is incorporated herein by
                       reference.

         27            Financial Data Schedule of Registrant
                       for the fiscal year ended December 31, 1996.







































         ______________________
         *    Page references are based on a sequential numbering system.

                                        -29-
