Form 10-Q
period 1997-03-31
NAVARRE 500 BUILDING ASSOCIATES
filed 1997-05-14
CIK 70816

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

		    For the quarterly period ended March 31, 1997

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

				     For the Three Months
					Ended March 31,
					1997       1996

  Income:

    Rent income, from a related
      party (Note B)              $  291,875      $ 291,875
				  ----------      ---------

  Expenses:

    Leasehold rent (Note B)          121,875        121,875
    Supervisory services, to a
      related party (Note C)          10,000         10,000
    Amortization of leasehold          1,632          1,632
				  ----------      ---------
	Total expenses               133,507        133,507
				  ----------      ---------
  Net income                      $  158,368      $ 158,368
				  ==========      =========
  Earnings per $5,000 partici-
    pation unit, based on 640
    participation units out-
    standing during the year      $   247.45      $  247.45
				  ==========      =========
    Distributions per $5,000
      participation:

    Distributions per $5,000
      participation consisted
      of the following:

    Income                        $   247.45      $  247.45
    Return of capital                  2 .55           2.55
				  ----------      ---------
	Total distributions       $   250.00      $  250.00
				  ==========      =========

	At March 31, 1997 and 1996, there were $3,200,000 of participations outstanding.

		       Navarre-500 Building Associates                      3.
			     Condensed Balance Sheet
				    (Unaudited)

  Assets                                   March 31, 1997      December 31, 1996
 Current assets
   Cash                                       $  135,625           $   53,334
					      ----------           ----------
       Total current assets                      135,625               53,334

 Real Estate
   Leasehold on property situated
     at 500 and 512 Seventh Avenue
     New York, New York                        3,200,000            3,200,000
     Less, allowance for amortization          3,023,293            3,021,662
					       --------            ----------
						 176,707              178,338
					       ---------           ----------
     Total assets                             $  312,332           $  231,672
					      ==========           ==========
 Liabilities and Capital
 Current liabilities
   Deferred credit:
     Portion of rent income
       collected in advance for the
       month of December, 1997                $   82,292           $      -0-
					      ----------           ----------
 Total current liabilities                        82,292                  -0-

 Capital
   Capital January 1,                            231,672              238,197

   Add, Net income:
     January 1, 1997 through March 31, 1997      158,368                  -0-
     January 1, 1996 through December 31, 1996      -0-             1,607,202
					      ----------           ----------
						 390,040            1,845,399
   Less, Distributions:
     Monthly distributions,
       January 1, 1997 through
	 March 31, 1997                          160,000                  -0-
       January 1, 1996 through
	 December 31, 1996                          -0-               640,000
     Distribution on August 31,
       1996 of Additional Rent
       for the lease year ended
       June 30, 1996                                -0-               973,727
					      ---------            ----------

       Total distributions                      160,000             1,613,727
					      ---------            ----------
 Capital:
   March 31, 1997                               230,040                   -0-
   December 31, 1996                                -0-               231,672
					      ----------           ----------
     Total liabilities and capital:
       March 31, 1997                        $  312,332
       December 31, 1996                     ==========            $  231,672
								   ==========

			 Navarre-500 Building Associates
			Condensed Statement of Cash Flows
				  (Unaudited)




					    January 1, 1997    January 1, 1996
						 through            through
					     March 31, 1997     March 31, 1996

     Cash flows from operating activities:
       Net income                                $  158,368        $  158,368
       Adjustments to reconcile net income
	  to cash provided by operating
	  activities:
	  Amortization of leasehold                   1,632             1,632
	  Change in deferred credit                  82,292            82,292
						 -----------       -----------
	  Net cash provided by operating
	    activities                              242,292           242,292
						 -----------       -----------

     Cash flows from financing activities:
       Cash distributions                          (160,000)         (160,000)
						 -----------       -----------
	  Net cash used in financing
	    activities                             (160,000)         (160,000)
						 -----------       -----------
	  Change in cash during period               82,292            82,292

     Cash, beginning of quarter                      53,333            53,333
						 -----------       -----------
       Cash, end of quarter                      $  135,625        $  135,625
						 ===========       ===========

	 Navarre-500 Building Associates                                 5.

	 March 31, 1997


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

		       Registrant does not operate the Property, but
	    subleases the Property to 500-512 Seventh Avenue Associates (the "Sublessee") pursuant to a net operating sublease (the "Sublease"), the current renewal term of which will expire on April 30, 2024. The Sublease provides for one renewal option co-extensive with the Lease. Peter L. Malkin, a partner in Registrant, is also a partner in Sublessee. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, counsel to Registrant and to Sublessee (the "Counsel"). See Note C of this Item 1 ("Note C").

	 Navarre-500 Building Associates                                 6.

	 March 31, 1997


		       Under the Sublease, Sublessee must pay (i) annual
	    basic rent of $1,167,500 during the current term and each additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and each renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

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

	    Note C Supervisory Services

		      Registrant pays Counsel, for supervisory services
	    and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining original cash investment in Registrant (the "Additional Payment"). At March 31, 1997, such remaining original cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

		      No remuneration was paid during the three month
	    period ended March 31, 1997 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $10,000 of the Basic Payment for supervisory services for the three month period ended March 31, 1997.

		      The supervisory services provided to Registrant by
	    Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such

	 Navarre-500 Building Associates                                 7.

	 March 31, 1997


	    materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		      Reference is made to Note B for a description of
	    the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Partners in Registrant and Sublessee arise solely from their respective ownership of participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee.
	    However, each of the Partners, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to such law firm for legal services rendered to Registrant and Sublessee.

		      As of March 31, 1997, the Partners owned of record
	    and beneficially $33,125 of participations in Registrant, representing 1.035% of the currently outstanding participations therein.

		      In addition, as of March 31, 1997, certain of the
	    Partners in Registrant (or their respective spouses) held additional Participations as follows:

		      Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially $5,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		      Peter L. Malkin, Trustee of Mattee Saunders 1983 Trust, owned $2,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		      Stanley Katzman owned of record as trustee, but not beneficially, $5,000 of Participations. Mr. Katzman disclaims any beneficial ownership of such Participations.

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

	 March 31, 1997


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

		      Registrant does not pay dividends.  During the
	    three month period ended March 31, 1997, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B of Item 1 above.

		      Registrant's results of operations are affected
	    primarily by the amount of rent payable to it under the Sublease. The amount of Additional Rent payable to Registrant is affected by the cycles in the New York City economy and real estate rental market. It is difficult for management to forecast whether the New York City real estate market will improve or deterioriate over the next few years.

		      Registrant's results of operations are affected
	    primarily by the amount of rent payable to it under the Sublease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods.

		      Total income remained the same for the three month
	    period ended March 31, 1997 as compared with the three month period ended March 31, 1996.

		      Total expenses remained the same for the three
	    month period ended March 31, 1997 as compared with the three month period ended March 31, 1996.

			   Liquidity and Capital Resources

		      There has been no significant change in
	    Registrant's liquidity for the three month period ended March 31, 1997 as compared with the three month period ended March 31, 1996.

	 Navarre-500 Building Associates                                 9.

	 March 31, 1997


		      Registrant anticipates that funds for working
	    capital for the Property will be generated by operations of the Building by Sublessee, which entity in turn is required to make payments of Basic Rent and Additional Rent under the Sublease and, to the extent necessary, from additional capital investment by the partners in Sublessee and/or external financing. Registrant foresees no need to make material commitments for capital expenditures while the Sublease is in effect.

				      Inflation

		      Registrant believes that there has been no material
	    change in the impact of inflation on its operations since the filing of its annual report on Form 10-K for the year ended December 31, 1996, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

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

	 March 31, 1997



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


	    Date:  May 13, 1997


		      Pursuant to the requirements of the Securities
	    Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	    By  /s/ Stanley Katzman
		Stanley Katzman, Attorney-in-Fact*


	    Date:  May 13, 1997










	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.

	 Navarre-500 Building Associates                                11.

	 March 31, 1997


				    EXHIBIT INDEX



	    Number                   Document                      Page*


	    25        Power of Attorney dated August 6,
		      1996 between Peter L. Malkin and
		      Stanley Katzman as Partners in Registrant and Stanley Katzman and Richard Shapiro, was filed as Exhibit 24 to Registrant's 10-Q dated September 30, 1996 and is incorporated herein by reference.



































	 ______________________
	 *    Page references are based on sequential numbering system.