Form 10-Q
period 1997-06-30
NAVARRE 500 BUILDING ASSOCIATES
filed 1997-08-15
CIK 70816

FORM 10-Q

			SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549

  (Mark One)

  [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

		   For the quarterly period ended June 30, 1997

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


		An Exhibit Index is located on Page 12 of this Report.
	       Number of pages (including exhibits) in this filing: 12





									      2.

			 PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

				      Navarre-500 Building Associates
				       Condensed Statement of Income
						(Unaudited)

				  For the Three Months    For the Six Months
				     Ended June 30,         Ended June 30,
				    1997        1996         1997       1996

  Income:

    Rent income, from a related
      party (Note B)              $  291,875 $  291,875  $  583,750  $  583,750
    Additional rent, from
      a related party (Note B)       914,281  1,071,252     914,281   1,071,252
				  ----------  ---------  ----------  ----------
	Total income               1,206,156  1,363,127   1,498,031   1,655,002
				  ----------  ---------  ----------  ----------
  Expenses:

    Leasehold rent (Note B)          121,875    121,875     243,750     243,750
    Supervisory services, to a
      related party (Note C)          91,828    107,525     101,828     117,525
    Amortization of leasehold          1,631      1,631       3,262       3,262
				  ----------  ---------  ----------  ----------
	Total expenses               215,334    231,031     348,840     364,537
				  ----------  ---------  ----------  ----------
  Net income                         990,822 $1,132,096   1,149,191  $1,290,465
				  ==========  =========  ==========  ==========
  Earnings per $5,000 partici-
    pation unit, based on 640
    participation units out-
    standing during the year     $  1,548.16  $1,768.90  $1,795.61   $ 2,016.35
				  ==========  =========  ==========  ==========

    Distributions per $5,000
      participation consisted
      of the following:

    Income                       $    250.00  $  250.00  $  500.00   $   500.00
				  ==========  =========  ==========  ==========

	At June 30, 1997 and 1996, there were $3,200,000 of participations outstanding.


			 Navarre-500 Building Associates
			  Condensed Statement of Income
				(Unaudited)                                  3.

 Assets                                       June 30, 1997  December 31, 1996
 Current assets
   Cash                                          $  135,625        $   53,333
   Additional rent due from
     Sublessee, a related party (Note B)            864,281                -0-
						 ----------         ----------
       Total current assets                         999,906             53,333
 Real Estate
   Leasehold on property situated
     at 500 and 512 Seventh Avenue
     New York, New York                           3,200,000          3,200,000
     Less, allowance for
       amortization                               3,024,927          3,021,665
						 ----------         ----------
						    175,073            178,335
						 ----------         ----------
     Total assets                                 1,174,979         $  231,668
						 ==========         ==========
 Liabilities and Capital
 Current liabilities
   Accrued expense (Note B)                      $   31,828         $      -0-
   Deferred credit:
     Portion of rent income
       collected in advance for the
       month of December, 1997                       82,292                -0-
						 ----------         ----------
   Total current liabilities                        114,120                -0-
						 ----------         ----------
 Capital
   Capital January 1,                               231,668            238,193
   Add, Net income:
     January 1, 1997 through June 30, 1997        1,149,191                -0-
     January 1, 1996 through December 31, 1996          -0-          1,607,202
						 ----------         ----------
						  1,380,859          1,845,395
   Less, Distributions:
     Monthly distributions,
       January 1, 1997 through June 30, 1997        320,000                -0-
       January 1, 1996 through December 31, 1996        -0-            640,000
     Distribution on August 31, 1996
       of Additional Rent for the
       lease year ended June 30, 1996                   -0-            973,727
						 ----------         ----------
       Total distributions                          320,000          1,613,727
						 ----------         ----------
 Capital:
   June 30, 1997                                  1,060,859                -0-
   December 31, 1996                                    -0-            231,668
						 ----------         ----------
     Total liabilities and capital:
       June 30, 1997                              1,174,979
       December 31, 1996                         ==========         $  231,668
								    ==========




									      4.

			 Navarre-500 Building Associates
			Condensed Statement of Cash Flows
				  (Unaudited)




					    January 1, 1997    January 1, 1996
						through            through
					      June 30, 1997      June 30, 1996

     Cash flows from operating activities:
       Net income                                 1,149,191        $1,290,465
       Adjustments to reconcile net income
	  to cash provided by operating
	  activities:
	  Amortization of leasehold                   3,262             3,262
	  Change in Additional
	    Rent due from Sublessee                (864,281)       (1,021,252)
	  Change in deferred credit                  82,292            82,292
	  Change in accrued
	    supervisory services                     31,828            47,525
						 -----------       -----------
	  Net cash provided by operating
	    activities                              402,292           402,292
						 -----------       -----------
     Cash flows from financing activities:
       Cash distributions                          (320,000)         (320,000)
						 -----------       -----------
	  Net cash used in financing
	    activities                             (320,000)         (320,000)
						 -----------       -----------
	  Change in cash during quarter              82,292            82,292

     Cash, beginning of period                       53,333            53,333
						 -----------       -----------
       Cash, end of period                       $  135,625        $  135,625
						 ===========       ===========
	 Navarre-500 Building Associates                                 5.

	 June 30, 1997


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

	 June 30, 1997


		       Under the Sublease, Sublessee must pay (i) annual
	    basic rent of $1,167,500 during the current renewal term and the additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and the renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

		       For the lease year ended June 30, 1997, Sublessee
	    will pay Additional Rent of $914,281. After additional payment for supervisory services of $81,828 to Counsel, the balance of $832,453 will be distributed to the Participants on August 29, 1997. Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30. No Additional Rent is accrued by Registrant for the period between Sublessee's lease year and Registrant's fiscal year.

	    Note C - Supervisory Services

		      Registrant pays Counsel, for supervisory services
	    and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining original cash investment in Registrant (the "Additional Payment"). At June 30, 1997, such remaining cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

		      No remuneration was paid during the three and six
	    month periods ended June 30, 1997 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $10,000 and $20,000, respectively, of the Basic Payment for supervisory services for the three and six month periods ended June 30, 1997. In the three month periods ended June 30, 1997 and June 30, 1996, an Additional Payment of $50,000 was made.

		      The supervisory services provided to Registrant by
	    Counsel include legal, administrative nd financial services.
	    The legal and administrative services include acting as
	    general counsel to Registrant, maintaining all of its
	    partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly
	    receipt of rent from the Sublessee, payment of monthly rent
	    to the fee owner, payment of monthly and additional
	    distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate
	    taxes, review of financial statements submitted to Registrant
	 Navarre-500 Building Associates                                 7.

	 June 30, 1997


	    by the Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		      Reference is made to Note B for a description of
	    the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Partners in the Registrant and Sublessee arise solely from their respective ownership of participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee.
	    However, each of the Partners, by reason of his respective partnership interest in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to such law firm for legal services rendered to Registrant and Sublessee.

		      As of June 30, 1997, the Partners owned of record
	    and beneficially $33,125 of participations in Registrant, representing less than 2% of the currently outstanding participations therein.

		      In addition, as of June 30, 1997, certain of the
	    Partners in Registrant (or their respective spouses) held additional Participations as follows:

		      Peter L. Malkin, Trustee of Mattee Saunders 1983 Trust, owned $7,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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

	    Item 2.   Management's Discussion and Analysis of
		      Financial Condition and Results of Operations.

		      As stated in Note B, Registrant was organized for
	    the purpose of acquiring the Master Lease subject to a net
	 Navarre-500 Building Associates                                 8.

	 June 30, 1997


	    operating sublease held by Sublessee. Basic Rent received under the Sublease is used to pay annual rent due under the Master Lease and the Basic Payment to Counsel for supervisory services. The balance of the Basic Rent is distributed to the Participants. Additional Rent is distributed to the Participants after the Additional Payment to Counsel. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant has no requirement to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		      Registrant does not pay dividends.  During the
	    three and six month periods ended June 30, 1997, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B of Item 1 above.

		 Registrant's results of operations are affected
	    primarily by the amount of rent payable to it under the Sublease. The amount of Additional Rent payable to Registrant is affected by the cycles in the New York City economy and real estate rental market. It is difficult for management to forecast the New York City real estate market over the next few years.

		      The following summarizes, with respect to the
	    current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods.

		      Total income decreased for the three and six month
	    periods ended June 30, 1997 as compared with the three and six month periods ended June 30, 1996. Such decrease resulted from a decrease in Additional Rent payable by Sublessee for the lease year ended June 30, 1997. See Note B.

		      Total expenses decreased for the three and six
	    month periods ended June 30, 1997 as compared with the three and six month periods ended June 30, 1996. Such decrease resulted from a decrease in the Additional Payment to be made to Counsel based on the Additional Rent for the lease year ended June 30, 1997. See Note B.
	 Navarre-500 Building Associates                                 9.

	 June 30, 1997


			   Liquidity and Capital Resources

		      There has been no significant change in
	    Registrant's liquidity for the three and six month periods ended June 30, 1997 as compared with the three and six month periods ended June 30, 1996.

		      Registrant anticipates that funds for working
	    capital for the Property will be generated by operation of the Building by the Sublessee, which entity in turn is required to make payments of Basic Rent and Additional Rent under the Sublease and, to the extent necessary, from additional capital investment by the partners in Sublessee and/or external financing. Registrant foresees no need to make material commitments for capital expenditures while the Sublease is in effect.

				      Inflation

		      Registrant believes that there has been no material
	    change in the impact of inflation on its operations since the filing of its annual report on Form 10-K for the year ended December 31, 1996, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

			     PART II.  OTHER INFORMATION

	    Item 1.   Legal Proceedings.

		      The Property of Registrant is the subject of the
	    following pending litigation:

		      Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc.,
	    et. al.  On June 19, 1997 Wien & Malkin LLP and Peter L.
	    Malkin filed an action in the Supreme Court of the State of
	    New York, on behalf of themselves and various partnerships, including Registrant, against Helmsley-Spear, Inc. and Leona Helmsley. The filing of the action was accompanied by a
	    motion for a Temporary Restraining Order and a Preliminary Injunction by which the plaintiffs sought the return of over $5,000,000 in Empire State Building Company funds which were
	    being wrongfully held by Helmsley-Spear, Inc., an order
	    preventing Leona Helmsley from further violations of the partnership agreements of the partnerships, and expedited discovery of Helmsley-Spear, Inc. and Leona Helmsley
	    regarding the financial status of Helmsley-Spear, Inc.  In
	    their complaint, plaintiffs seek the same relief requested in
	    the motion for a Temporary Restraining Order and Preliminary Injunction, as well as the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings owned by
	 Navarre-500 Building Associates                                10.

	 June 30, 1997


	    the partnerships on whose behalf the action was brought. Plaintiffs also seek an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. Justice Ira Gammerman ordered that argument on plaintiff's motion be heard June 24, and on the date ordered further argument on July 14, 1997. Defendants filed opposition papers to the motion for a Temporary Restraining Order and Preliminary Injunction on June 26 and cross-moved for arbitration on July 10. Plaintiffs filed reply papers on July 14, and defendants filed reply papers on their cross-motion for arbitration on July 26, 1997. Both motions are currently before the court. In addition, plaintiffs have served document requests on both defendants and notices of deposition on the officers of Helmsley-Spear, Inc. and Leona Helmsley.


	    Item 6.   Exhibits and Reports on Form 8-K.

		      (a) The exhibits hereto are being incorporated by reference.

		      (b) Registrant filed a Form 8-K on July 1, 1997 reporting the commencement of an action against Helmsley-Spear, Inc. and Leona M. Helmsley. See Item 1.
	 Navarre-500 Building Associates                                11.

	 June 30, 1997



				      SIGNATURES

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


	    Date:  August 15, 1997


		      Pursuant to the requirements of the Securities
	    Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	    By:  /s/ Stanley Katzman
		 Stanley Katzman, Attorney-in-Fact*


	    Date:  August 15, 1997










	 ______________________
	    *   Mr. Katzman supervises accounting functions for
		Registrant.
	 Navarre-500 Building Associates                                12.

	 June 30, 1997



				    EXHIBIT INDEX

	    Number                  Document               Page*


	    25            Power of Attorney dated August
			  6, 1996, between Peter L. Malkin
			  and Stanley Katzman as Partners
			  in Registrant and Richard A.
			  Shapiro and Stanley Katzman was
			  filed as Exhibit 24 to Registrants'
			  10-Q dated September 30, 1996 and is
			  incorporated herein by reference.



































	 ______________________
	 *Page references are based on sequential numbering system.