Form 10-Q
period 1997-09-30
NAVARRE 500 BUILDING ASSOCIATES
filed 1997-11-26
CIK 70816

FORM 10-Q

			SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549

  (Mark One)

  [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

		 For the quarterly period ended September 30, 1997

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

				  For the Three Months    For the Nine Months
				  Ended September 30,     Ended September 30,
				    1997        1996         1997       1996

  Income:

    Rent income, from a related
      party (Note B)              $  291,875  $ 291,875  $  875,625  $  875,625
    Additional rent, from
      a related party (Note B)           -0-        -0-     914,282   1,071,252
				  ----------  ---------  ----------  ----------
	Total income                 291,875    291,875   1,789,907   1,946,877
				  ----------  ---------  ----------  ----------
  Expenses:

    Leasehold rent (Note B)          121,875    121,875     365,625     365,625
    Supervisory services, to a
      related party (Note C)          10,000     10,000     111,828     127,525
    Amortization of leasehold          1,631      1,631       4,893       4,893
				  ----------  ---------  ----------  ----------
	Total expenses               133,506    133,506     482,346     498,043
				  ----------  ---------  ----------  ----------
  Net income                      $  158,369  $ 158,369  $1,307,561  $1,448,834
				  ==========  =========  ==========  ==========
  Earnings per $5,000 partici-
    pation unit, based on 640
    participation units out-
    standing during the year      $   247.45  $  247.45  $ 2,043.06  $ 2,263.80
				  ==========  =========  ==========  ==========

    Distributions per $5,000
      participation consisted
      of the following:

    Income                      $   247.45   $  247.45  $ 2,043.06  $ 2,263.80
    Return of capital              1303.26    1,524.00        7.65        7.65
				-----------  ---------- ----------- -----------
      Total distributions       $ 1,550.71   $1,771.45  $ 2,050.71  $ 2,271.45
				===========  ========== =========== ===========

	At September 30, 1997 and 1996, there were $3,200,000 of participations outstanding.




			 Navarre-500 Building Associates
			  Condensed Statement of Income
				(Unaudited)                                  3.

 Assets                                    September 30, 1997 December 31, 1996
 Current assets
   Cash                                          $  135,625         $   53,333
						 ----------         ----------
       Total current assets                         135,625             53,333
 Real Estate
   Leasehold on property situated
     at 500 and 512 Seventh Avenue
     New York, New York                           3,200,000          3,200,000
     Less, allowance for
       amortization                               3,026,558          3,021,665
						 ----------         ----------
						    173,442            178,335
						 ----------         ----------
     Total assets                                $  309,067         $  231,668
						 ==========         ==========
 Liabilities and Capital
 Current liabilities
   Deferred credit:
     Portion of rent income
       collected in advance for the
       month of December, 1997                   $   82,292         $      -0-
						 ----------         ----------
   Total current liabilities                         82,292                -0-
						 ----------         ----------
 Capital
   Capital January 1,                               231,668            238,193
   Add, Net income:
     January 1, 1997 through Sept. 30,1997        1,307,561                -0-
     January 1, 1996 through Dec. 31, 1996              -0-          1,607,202
						 ----------         ----------
						  1,539,229          1,845,395
   Less, Distributions:
     Monthly distributions,
       January 1, 1997 through Sept. 30, 1997       480,000                -0-
       January 1, 1996 through Dec. 31, 1996            -0-            640,000
     Distribution on August 29, 1997
       of Additional Rent for the
       lease year ended June 30, 1997               832,454                -0-
     Distribution on August 31, 1996
       of Additional Rent for the
       lease year ended June 30, 1996                   -0-            973,727

						 ----------         ----------
       Total distributions                        1,312,454          1,613,727
						 ----------         ----------
 Capital:
   September 30, 1997                               226,775                -0-
   December 31, 1996                                    -0-            231,668
						 ----------         ----------
     Total liabilities and capital:
       September 30, 1997                        $  309,067
       December 31, 1996                         ==========         $  231,668
								    ==========




									      4.

			 Navarre-500 Building Associates
			Condensed Statement of Cash Flows
				  (Unaudited)




					    January 1, 1997    January 1, 1996
						through            through
					 September 30, 1997 September 30, 1996

     Cash flows from operating activities:
       Net income                                $1,307,561        $1,448,834
       Adjustments to reconcile net income
	  to cash provided by operating
	  activities:
	  Amortization of leasehold                   4,893             4,893
	  Change in deferred credit                  82,292            82,292
						 -----------       -----------
	  Net cash provided by operating
	    activities                            1,394,746         1,536,019
						 -----------       -----------
     Cash flows from financing activities:
       Cash distributions                        (1,312,454)       (1,453,727)
						 -----------       -----------
	  Net cash used in financing
	    activities                           (1,312,454)       (1,453,727)
						 -----------       -----------
	  Change in cash                             82,292            82,292

     Cash, beginning of period                       53,333            53,333
						 -----------       -----------
     Cash, end of period                         $  135,625        $  135,625
						 ===========       ===========
	 Navarre-500 Building Associates                                 5.

	 September 30, 1997


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

		       Registrant does not operate the Property, but
	    subleases the Property to 500-512 Seventh Avenue Associates (the "Sublessee") pursuant to a net operating sublease (the "Sublease"), the current renewal term of which will expire on April 30, 2024. The Sublease provides for one renewal option. If this option is exercised the Sublease will expire on April 30, 2045. Peter L. Malkin, a partner in Registrant, is also a partner in Sublessee. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, counsel to Registrant and to Sublessee ("Counsel"). See Note C of this Item 1 ("Note C").

	    Navarre-500 Building Associates                                 6.

	 September 30, 1997


		       Under the Sublease, Sublessee must pay (i) annual
	    basic rent of $1,167,500 during the current renewal term and the additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and the renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

		       For the lease year ended June 30, 1997, Sublessee
	    paid Additional Rent of $914,282. After additional payment for supervisory services of $81,828 to Counsel, the $832,454 balance was distributed to the Participants on August 29, 1997. Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30. No Additional Rent is accrued by Registrant for the period between Sublessee's lease year and Registrant's fiscal year.

	    Note C - Supervisory Services

		      Registrant pays Counsel, for supervisory services
	    and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At September 30, 1997, such remaining cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

		      No remuneration was paid during the three and nine
	    month periods ended September 30, 1997 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $10,000 and $30,000, respectively, of the Basic Payment for the three and nine month periods ended September 30, 1997. Registrant paid Counsel an additional payment of $81,828 for the nine month period ended September 1997.

		      The supervisory services provided to Registrant by
	    Counsel include legal, administrative and financial services.
	    The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of

	    Navarre-500 Building Associates                                 7.

	 September 30, 1997


	    such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		      Reference is made to Note B of Item 1 (Note "B")
	    for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Partners in the Registrant and Sublessee arise solely from their respective ownership of participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to such law firm for legal and supervisory services rendered to Registrant and Sublessee.

		      As of September 30, 1997, the Partners owned of
	    record and beneficially $33,125 of participations in Registrant, representing about 1% of the currently outstanding participations therein.

		      In addition, as of September 30, 1997, certain of
	    the Partners in Registrant (or their respective spouses) held additional Participations as follows:

		      Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially $5,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		      Peter L. Malkin owned of record as a trustee, but not beneficially, $7,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		      Stanley Katzman owned of record as a trustee, but not beneficially, $5,000 of Participations. Mr. Katzman disclaims any beneficial ownership of such Participations.

	    Item 2.   Management's Discussion and Analysis of
		      Financial Condition and Results of Operations.

		      As stated in Note B, Registrant was organized for
	    the purpose of acquiring the Master Lease subject to the Sublease. Basic Rent received under the Sublease is used to pay annual rent due under the Master Lease and the Basic
	    Payment to Counsel for supervisory services.  The balance of

	    Navarre-500 Building Associates                                 8.

	 September 30, 1997


	    the Basic Rent is distributed to the Participants. Additional Rent is distributed to the Participants after the Additional Payment to Counsel. See Note C. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant has no requirement to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		      Registrant does not pay dividends.  During the
	    three and nine month periods ended September 30, 1997, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B.

		      Registrant's results of operations are affected
	    primarily by the amount of rent payable to it under the Sublease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods.

		      Total income remained the same for the three month
	    period ended September 30, 1997 as compared with the three month period ended September 30, 1996. Total income decreased for the nine month period ended September 30, 1997 as compared with the nine month period ended September 30, 1996. Such decrease resulted from a decrease in the Additional Rent paid by Sublessee for the lease year ended June 30, 1997. See Note B.

		      Total expenses remained the same for the three
	    month period ended September 30, 1997 as compared with the three month period ended September 30, 1996. Total expenses increased for the nine month period ended September 30, 1997, as compared with the nine month period ended September 30, 1996. Such decrease resulted mainly from a decrease in the Additional Payment paid to Counsel based on the Additional Rent for the lease year ended June 30, 1997. See Note B.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1997 as compared with the three and nine month periods ended September 30, 1996.

	 Navarre-500 Building Associates                                 9.

	 September 30, 1997



		   Registrant anticipates that funds for working capital will continue to be provided by Sublessee through rental payments made in accordance with the terms of the Sublease. Registrant is not required to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commitments for capital expenditures while the Sublease is in effect.

				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its annual report on Form 10-K for the year ended December 31, 1996, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

			     PART II.  OTHER INFORMATION

	 Item 1.   Legal Proceedings.

		   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, on behalf of themselves and various partnerships, including Registrant, against Helmsley-Spear, Inc. and Leona Helmsley. The filing of the action was accompanied by a motion for a Temporary Restraining Order and a Preliminary Injunction by which the plaintiffs sought the return of over $5,000,000 in Empire State Building Company funds which were being wrongfully held by Helmsley-Spear, Inc., an order preventing Leona Helmsley from further violations of the partnership agreements of the partnerships, and expedited discovery of Helmsley-Spear, Inc. and Leona Helmsley regarding the financial status of Helmsley-Spear, Inc. In their complaint, plaintiffs sought the same relief requested in the motion for a Temporary Restraining Order and Preliminary Injunction, as well as the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings owned by the partnerships on whose behalf the action was brought. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP have filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley have served answers denying liability and asserting various affirmative defenses and counterclaims. Mr. Malkin and Wien & Malkin LLP intend to file a reply denying the counterclaims; the reply is due December, 1997.

	 Navarre-500 Building Associates                                10.

	 September 30, 1997



	 Item 6.   Exhibits and Report on Form 8-K

		   (a)  The exhibit hereto is incorporated by reference.

		   (b) Registrant filed a Form 8-K on July 1, 1997 reporting the commencement of an action against Helmsley-Spear, Inc. and Leona M. Helmsley. See Item 1.


	 Navarre-500 Building Associates                                11.

	 September 30, 1997


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


	 Dated:  November 25, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Dated:  November 25, 1997











	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.






	 Navarre-500 Building Associates                                12.

	 September 30, 1997



				    EXHIBIT INDEX

	    Number                  Document               Page*


	    25            Power of Attorney dated August
			  6, 1996, between Peter L. Malkin
			  and Stanley Katzman as Partners
			  in Registrant and Richard A.
			  Shapiro and Stanley Katzman.






































	 ______________________
	 *Page references are based on sequential numbering system.