Form 10-K
period 1997-12-31
NAVARRE 500 BUILDING ASSOCIATES
filed 1998-04-17
CIK 70816

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         An Exhibit Index is located on pages   through    of this Report.
         Number of pages (including exhibits) in this filing: 31







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

                   As of December 31, 1997, 500 Seventh Avenue was approximately 34% occupied and 512 Seventh Avenue was approximately 22% occupied by a total (for the two buildings) of approximately 145 tenants who engage primarily in the sale of women's apparel. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

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

                   Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30.
         Such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Additional Rent income and certain supervisory service expense can only be determined after the receipt of such report. The Lease does not provide for the Lessee to render interim reports to Registrant, so no Additional Rent income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 3 of the Notes to the Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 1997, 1996 and 1995.

                   (c)  Competition

                   Pursuant to tenant space leases at the Property, the average annual base rentals payable to Sublessee range from $10 to $20 per square foot (exclusive of electricity charges and escalation). Based on an average rental rate of $15 per square foot, the rate is competitive with the average rental rates charged by similar office buildings offering comparable space in the immediate vicinity. Registrant has been advised that at one neighboring office building, which has upgraded certain interior improvements and is located at 485 Seventh Avenue (at 36th Street), the approximate range of rental rates is from $18 to $25 per square foot. Two similar buildings of approximately the same age as the buildings at the Property, and which are located across the street from each other at 530 Seventh Avenue and 550 Seventh Avenue (at 39th Street), offer space for approximately $20 to $30 per square foot. At 1407 Broadway and 1411 Broadway, the approximate range of rental rates is from $30 to $40 per square foot for space in buildings which offer more modern, upgraded facilities than the buildings at the Property.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $47 per square foot for prime office space to approximately $25 per square foot in less developed industrial and/or secondary commercial areas. Accordingly, rents at the Property may be considered competitive in the area, given the relative condition of surrounding buildings and the nature of the services and amenities offered by them as compared to the Building.

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


         Item 3.   Legal Proceedings.

                   The Property of Registrant is the subject of the following pending litigation:

                   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings.
         Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Sublessee.

         Item 4.   Submission of Matters to a Vote of Participants.

                   During the fourth quarter of the fiscal year ended December 31, 1997, Registrant did not submit any matter to the vote or consent of the Participants.

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

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 39 transfers of Participations for the year ended December 31, 1997. In one instance, the indicated purchase price was equal to 1.25 times the face amount of the Participation transferred, i.e., $6,250, for a $5,000 Participation. In all other cases, no consideration was indicated.

                   (b)  As of December 31, 1997, there were 608
         Participants of record.

                   (c) Registrant does not pay dividends. During the years ended December 31, 1997 and December 31, 1996, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation. On August 29, 1997 and August 31, 1996, Registrant made additional distributions for each $5,000 Participation of $1,300.71 and $1,521.45, respectively. Such distributions represented Additional Rent paid by the Sublessee in accordance with the terms of the Sublease less additional supervisory fees paid. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Item 7 hereof.

Item 6.

                                 NAVARRE-500 BUILDING ASSOCIATES

                                     SELECTED FINANCIAL DATA

                                                     Year ended December 31,
                                       1997        1996        1995        1994        1993

Basic rent income.................  $1,167,500  $1,167,500  $1,167,500  $1,167,500  $1,167,500
Additional rent income............     914,282   1,071,252     840,704     503,579   1,758,397

   Total revenue..................  $2,081,782  $2,238,752  $2,008,204  $1,671,079  $2,925,897


Net income........................  $1,465,929  $1,607,202  $1,399,709  $1,079,855  $2,209,190


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during the
 year.............................  $    2,291  $    2,511  $    2,187  $    1,687  $    3,452


Total assets......................  $  225,143  $  231,668  $  238,193  $  244,718  $  267,684


Long-term obligations.............     None        None        None        None        None


Distributions per $5,000
 participation unit, based on
 640 participation units
 outstanding during the year:
  Income..........................  $    2,291  $    2,511  $    2,187  $    1,687  $    3,452
  Return of capital...............          10          10          10          36          36

   Total distributions............  $    2,301  $    2,521  $    2,197  $    1,723  $    3,488

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

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The following summarizes the material factors affecting
         Registrant's results of operations for the three preceding years:

              (a) Total income decreased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. Such decrease is attributable to a decreased amount of Additional Rent having been received by Registrant for the lease year ended June 30, 1997. See Note 3 of the Notes. Total income increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. Such increase is attributable to the increased amount of Additional Rent having been received by Registrant for the lease year ended June 30, 1996. See Note 3 of the Notes.

              (b) Total expenses decreased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. Such decrease resulted from a decrease in the additional payment for supervisory services payable with respect to a decreased amount of Additional Rent received by Registrant in 1997. See Note 5 of the Notes. Total expenses increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. Such increase resulted from an increase in the additional payment for supervisory services payable with respect to an increased amount of Additional Rent received by Registrant in 1996. See Note 5 of the Notes.

                   The amount of Additional Rent payable to Registrant is affected by the cycles in the New York City economy, the ladies' garment industry and the real estate rental market. It is difficult for Registrant to forecast when these markets will improve or deteriorate.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1997 as compared with the year ended December 31, 1996.

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

                                      PART III


         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth, as to each Partner as of December 31, 1997, the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
         Partner:

                                                       Principal      Date
                       Nature of                      Occupation     Individual
                       Family        Business         and            became
 Name             Age  Relationship  Experience       Employment     Partner

 Peter L. Malkin  64      None       Attorney-at-Law  Senior Partner    1988
                                                       Wien & Malkin
                                                       LLP
                                                       Counselors-
                                                       at-Law

 Stanley Katzman  65      None       Attorney-at-Law  Senior Partner    1996
                                                       Wien & Malkin
                                                       LLP
                                                       Counselors-
                                                       at-Law

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

                   No remuneration was paid during the current fiscal year ended December 31, 1997 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and disbursements, fees of $40,000 per annum, plus 10% of all distributions to Participants in any year in excess of the amount representing 23% per annum on the Participants' remaining cash investment in Registrant. At December 31, 1997, such remaining cash investment (representing the Participant's original cash investment) in Registrant was $3,200,000. Pursuant to the fee arrangements described herein, Registrant paid Counsel $121,828 during the fiscal year ended December 31, 1997. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities. As noted in Items 1 and 10 hereof, the Partners in Registrant are also among the members of Counsel.


         Item 12. Security Ownership of Certain Beneficial Owners and Management.

                   (a) Registrant has no voting securities (see Item 5 hereof). At December 31, 1997, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                   (b) At December 31, 1997, the Partners in Registrant (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

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

                   Peter L. Malkin, Trustee of Mattie Saunders 1983 Trust, owned $7,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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

                   (c)  Not applicable.

                   (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated February 18, 1998.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 31, 1998.

                   Balance Sheets at December 31, 1997 and at December 31, 1996 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1997, 1996 and 1995 (Exhibit B).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1997 (Exhibit C-1).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1996 (Exhibit C-2).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1995 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1997, 1996 and 1995 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1997, 1996 and 1995.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1997 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

[LETTERHEARD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANTS]







                                      February 18, 1998



Navarre-500 Building Associates
New York, N.Y.





We consent to the use of our independent accountants' report dated January 31, 1998 covering our audits of the accompanying financial statements of Navarre-500 Building Associates in connection with and as part of your December 31, 1997 annual report (Form 10-K) to the Securities and Exchange Commission.





                                      Jacobs Evall & Blumenfeld LLP
                                      Certified Public Accountants

	INDEPENDENT ACCOUNTANTS' REPORT



To the participants in Navarre-500 Building Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Navarre-500 Building Associates as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management.
 Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Navarre-500 Building Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




                                         Jacobs Evall & Blumenfeld LLP
                                         Certified Public Accountants

New York, N. Y.
January 31, 1998

                                                                  EXHIBIT A

                                NAVARRE-500 BUILDING ASSOCIATES

                                        BALANCE SHEETS


                                         A S S E T S




                                                            December 31,

                                                          1997        1996
Current Assets:

  Cash in distribution account held by
   Wien & Malkin LLP (Note 9)...................       $   53,333  $   53,333

          TOTAL CURRENT ASSETS...................          53,333      53,333


Real Estate (Note 2):
  Leasehold on property situated at
   500 and 512 Seventh Avenue, New York, NY......       3,200,000   3,200,000

    Less: Accumulated amortization...............       3,028,190   3,021,665

                                                          171,810     178,335


          TOTAL ASSETS..........................       $  225,143  $  231,668



                             LIABILITIES AND PARTNERS' CAPITAL



Current Liabilities...............................            -           -


Partners' Capital (Exhibit C)....................       $  225,143  $  231,668


          TOTAL LIABILITIES AND PARTNERS' CAPITAL.      $  225,143  $  231,668

















	See accompanying notes to financial statements.

                                                                EXHIBIT B

                                NAVARRE-500 BUILDING ASSOCIATES

                                     STATEMENTS OF INCOME




                                                      Year ended December 31,
                                                 1997          1996         1995
Revenues:

  Rent income, from a related party (Note 3).$2,081,782    $2,238,752   $2,008,204


Expenses:

  Leasehold rent (Note 4)....................   487,500       487,500      487,500

  Supervisory services, to a related party
    (Note 5) ................................   121,828       137,525      114,470

  Amortization of leasehold (Note 2).........     6,525         6,525        6,525

                                                615,853       631,550      608,495

          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL (NOTE 8)........$1,465,929    $1,607,202   $1,399,709


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during each year..........$    2,291    $    2,511   $    2,187
































	See accompanying notes to financial statements.

                                                               EXHIBIT C-1

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 1997



                                                                Peter L.     Stanley
                                                                 Malkin      Katzman
                                                    Total        Group        Group

Partners' capital, January 1, 1997............. $  231,668   $  115,834   $  115,834


Share of net income............................  1,465,929      732,965      732,964

                                                 1,697,597      848,799      848,798

Distributions..................................  1,472,454      736,227      736,227


         PARTNERS' CAPITAL, DECEMBER 31, 1997.. $  225,143   $  112,572   $  112,571








































                  See accompanying notes to financial statements.

                                                                 EXHIBIT C-2

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 1996

                                                                            Stanley
                                                                            Katzman
                                                                             Group
                                                                           (formerly
                                                                Peter L.   C. Michael
                                                                 Malkin      Spero
                                                    Total        Group       Group)

Partners' capital, January 1, 1996.............  $  238,193   $  119,097   $  119,096


Share of net income............................   1,607,202      803,601      803,601

                                                  1,845,395      922,698      922,697

Distributions..................................   1,613,727      806,864      806,863


         PARTNERS' CAPITAL, DECEMBER 31, 1996..  $  231,668   $  115,834   $  115,834







































                 See accompanying notes to financial statements.

                                                                  EXHIBIT C-3

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 1995



                                                                           C. Michael
                                                                              Spero
                                                                              Group
                                                                           (formerly
                                                                   Peter L.    Alvin
                                                                   Malkin   Silverman
                                                      Total        Group      Group)


Partners' capital, January 1, 1995..............   $  244,718   $  122,359  $  122,359


Share of net income.............................    1,399,709      699,855     699,854

                                                    1,644,427      822,214     822,213

Distributions...................................    1,406,234      703,117     703,117


          PARTNERS' CAPITAL, DECEMBER 31, 1995..   $  238,193   $  119,097  $  119,096






































                   See accompanying notes to financial statements.

                                                                 EXHIBIT D

                                NAVARRE-500 BUILDING ASSOCIATES

                                   STATEMENTS OF CASH FLOWS



                                                       Year ended December 31,
                                                   1997          1996         1995
Cash flows from operating activities:
  Net income.................................. $ 1,465,929   $ 1,607,202  $ 1,399,709
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of leasehold................       6,525         6,525        6,525

	    Net cash provided by operating
           activities.........................   1,472,454     1,613,727    1,406,234

Cash flows from financing activities:
  Cash distributions..........................  (1,472,454)   (1,613,727)  (1,406,234)

          Net cash used in financing
           activities.........................  (1,472,454)   (1,613,727)  (1,406,234)

          Net change in cash..................         -            -            -

Cash, beginning of year.......................      53,333        53,333       53,333

          CASH, END OF YEAR................... $    53,333   $    53,333  $    53,333



































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



3.  Related Party Transactions - Rent Income

    Rent income for the years ended December 31, 1997, 1996 and 1995 represents the annual basic rent of $1,167,500, under an operating sublease, as modified, with 500-512 Seventh Avenue Associates (the "Sublessee"), plus payments of additional rent. Additional rent is payable in an amount equal to 50% of the Sublessee's defined net income from operations for lease years ending June 30th.

    For the years ended December 31, 1997, 1996 and 1995, additional rent of $914,282, $1,071,252 and $840,704 was earned for the lease years ended June 30, 1997, 1996 and 1995, respectively.

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



4.  Leasehold Rent

    Leasehold rent paid during the years ended December 31, 1997, 1996 and 1995 consists of the annual net rent of $487,500 under an operating leasehold, as modified, with GSL Enterprises, Inc. In 1995, Associates exercised its option to renew the lease for the second renewal period from May 2, 2003 to May 1, 2024. A renewal option is available for one additional term of 21 years extending the leasehold to May 1, 2045; during the renewal periods the rent payable remains at $487,500 per year.



5.  Related Party Transactions - Supervisory Services

    Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1997, 1996 and 1995, totaling $121,828, $137,525 and $114,470, respectively, were paid to the firm of Wien & Malkin LLP. Some members in that firm are partners in Associates.
    Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.



6.  Number of Participants

    There were approximately 600 participants in the two participating groups at December 31, 1997, 1996 and 1995.



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

                          NAVARRE-500 BUILDING ASSOCIATES

                           NOTES TO FINANCIAL STATEMENTS
                                     (continued)



8.  Distributions and Amount of Income per $5,000 Participation Unit

    Distributions per $5,000 participation unit during the years 1997, 1996 and 1995, based on 640 participation units outstanding during each year, consisted of the following:

                                            Year ended December 31,

                                             1997     1996     1995

      Income..........................      $2,291   $2,511   $2,187
      Return of capital...............          10       10       10

          TOTAL DISTRIBUTIONS.........      $2,301   $2,521   $2,197


    Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.



9.  Concentration of Credit Risk

    Associates maintains cash balances in a bank, and in a distribution account held by Wien & Malkin LLP which is not insured. The funds held in the distribution account were paid to the participants on January 1, 1998.

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

                                                           SCHEDULE III
                          NAVARRE-500 BUILDING ASSOCIATES

                   Real Estate and Accumulated Depreciation
                                December 31, 1997


Column

  A     Description           Leasehold on property situated at
                              500 and 512 Seventh Avenue,
                              New York, New York.

  B     Encumbrances...........................................      None


  C     Initial cost to company
          Leasehold............................................   $3,200,000

  D     Costs capitalized subsequent to acquisition............      None


  E     Gross amount at which carried at
           close of period
           Leasehold...........................................   $3,200,000(a)


  F     Accumulated amortization...............................   $3,028,190(b)


  G     Date of construction                                    1921

  H     Date acquired                                   July 1, 1958

  I     Life on which leasehold amortization in
             latest income statements is computed      29 years, 4 months


         (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1997, December 31, 1996 and December 31, 1995. The costs for federal income tax purposes are the same as for financial statement purposes.

         (b) Accumulated amortization
               Balance at January 1, 1995                          $3,008,615
                    Amortization:
                        F/Y/E 12/31/95                   $6,525
                              12/31/96                    6,525
                              12/31/97                    6,525        19,575

               Balance at December 31, 1997                        $3,028,190

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



         Date:  April 15, 1998


                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of the Registrant and as a Partner in Registrant on the date indicated.


         By:/s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  April 15, 1998










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

         3(b)          Amended Business Certificate of
                       Registrant filed with the Clerk of
                       New York County on June 10, 1996
                       reflecting a change in Partners
                       which was filed as Exhibit 3(b) to
                       Registrant's Annual Report on 10-K
                       for the fiscal year ended December
                       31, 1996 and is incorporated herein
                       by reference.

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

         13(a)         Letter to Participants, dated
                       February 5, 1998 and accompanying
                       financial reports for the fiscal
                       year ended December 31, 1997.  The
                       foregoing material shall not be
                       deemed to be "filed" with the
                       Commission or otherwise subject to
                       the liabilities of Section 18 of the
                       Securities Exchange Act of 1934.





         ______________________
         *    Page references are based on a sequential numbering system.

         Number                       Document                     Page*


         13(b)         Letter to Participants, dated
                       August 29, 1997 and accompanying
                       financial reports for the lease
                       years ended June 30, 1997 and June
                       30, 1996.  The foregoing material
                       shall not be deemed to be "filed"
                       with the Commission or otherwise
                       subject to the liabilities of
                       Section 18 of the Securities
                       Exchange Act of 1934.

         24 Power of Attorney dated August 6, 1996 between Peter L. Malkin and Stanley Katzman as Partners in Registrant and Stanley Katzman and Richard Shapiro, was filed as Exhibit 24 to Registrants 10-Q dated September 30, 1996 and is incorporated herein by reference.

         27            Financial Data Schedule of Registrant
                       for the fiscal year ended December 31, 1997.






















         ______________________
         *    Page references are based on a sequential numbering system.