Form 10-Q
period 1998-03-31
NAVARRE 500 BUILDING ASSOCIATES
filed 1998-06-01
CIK 70816

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

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
                                (Unaudited)

                                     For the Three Months
                                        Ended March 31,
                                        1998       1997

  Income:

    Rent income, from a related
      party (Note B)              $  291,875      $ 291,875
                                  ----------      ---------

  Expenses:

    Leasehold rent (Note B)          121,875        121,875
    Supervisory services, to a
      related party (Note C)          10,000         10,000
    Amortization of leasehold          1,632          1,632
                                  ----------      ---------
        Total expenses               133,507        133,507
                                  ----------      ---------
  Net income                      $  158,368      $ 158,368
                                  ==========      =========
  Earnings per $5,000 partici-
    pation unit, based on 640
    participation units out-
    standing during the year      $   247.45      $  247.45
                                  ==========      =========
    Distributions per $5,000
      participation:

    Distributions per $5,000
      participation consisted
      of the following:

    Income                        $   247.45      $  247.45
    Return of capital                   2.55           2.55
                                  ----------      ---------
        Total distributions       $   250.00      $  250.00
                                  ==========      =========

        At March 31, 1998 and 1997, there were $3,200,000 of participations outstanding.




                       Navarre-500 Building Associates                      3.
                             Condensed Balance Sheet
                                    (Unaudited)

  Assets                                   March 31, 1998      December 31, 1997
 Current assets
   Cash                                       $  135,625           $   53,334
                                              ----------           ----------
       Total current assets                      135,625               53,334

 Real Estate
   Leasehold on property situated
     at 500 and 512 Seventh Avenue
     New York, New York                        3,200,000            3,200,000
     Less, allowance for amortization          3,029,817            3,028,186
                                               ---------           ----------
                                                 170,183              171,814
                                               ---------           ----------
     Total assets                             $  305,808           $  225,148
                                              ==========           ==========
 Liabilities and Capital
 Current liabilities
   Deferred credit:
     Portion of rent income
       collected in advance for the
       month of December, 1998                $   82,292           $      -0-
                                              ----------           ----------
 Total current liabilities                        82,292                  -0-

 Capital
   Capital January 1,                            225,148              231,672

   Add, Net income:
     January 1, 1998 through March 31, 1998      158,368                  -0-
     January 1, 1997 through December 31, 1997      -0-             1,465,930
                                              ----------           ----------
                                                 383,516            1,697,602
   Less, Distributions:
     Monthly distributions,
       January 1, 1998 through
         March 31, 1998                          160,000                  -0-
       January 1, 1997 through
         December 31, 1997                           -0-              640,000
     Distribution on August 29,
       1997 of Additional Rent
       for the lease year ended
       June 30, 1997                                 -0-              832,454
                                               ---------           ----------

       Total distributions                       160,000            1,472,454
                                               ---------           ----------
 Capital:
   March 31, 1998                                223,516                  -0-
   December 31, 1997                                 -0-              225,148
                                               ---------           ----------
     Total liabilities and capital:
       March 31, 1998                          $ 305,808
       December 31, 1997                       =========           $  225,148
                                                                   ==========




                                                                             4.

                         Navarre-500 Building Associates
                        Condensed Statement of Cash Flows
                                  (Unaudited)




                                            January 1, 1998    January 1, 1997
                                                 through            through
                                             March 31, 1998     March 31, 1997

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
         March 31, 1998


         Notes to Condensed Financial Statements (unaudited)

         Note A Basis of Presentation

                       The accompanying unaudited condensed financial
            statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the partners in Registrant, necessary for a fair statement of the results for such interim periods. The partners in Registrant believe that the accompanying unaudited condensed financial state-ments and the notes thereto fairly disclose the financial condition and results of Registrant's operations for the periods indicated and are adequate to make the information presented therein not misleading.

            Note B Interim Period Reporting

                       The results for the interim period are not
            necessarily indicative of the results to be expected for a full year.

                       Registrant was organized on March 21, 1958.
            Registrant owns the tenant's interest in the master operating leasehold (the "Master Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin and Thomas N. Keltner, Jr. (the "Partners"). The land underlying the buildings is owned by an unaffiliated third party and is leased to Registrant under a long-term ground lease (the "Lease"). The current term of the Lease expires on May 1, 2024. The Lease provides for one 21-year renewal option. If this option is exercised, the Lease will expire on May 1, 2045. The annual rent payable by Registrant under the Lease is $487,500 during the current and the renewal term.

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
         March 31, 1998


                       Under the Sublease, Sublessee must pay (i) annual
            basic rent of $1,167,500 during the current renewal term and the additional renewal term (the "Basic Rent") and (ii) ad-ditional rent to Registrant during the current term and the renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

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

            Note C Supervisory Services

                      Registrant pays Counsel, for supervisory services
            and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At March 31, 1998, such remain-ing original cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

                      No remuneration was paid during the three month
            period ended March 31, 1998 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $10,000 of the Basic Payment for supervisory services for the three month period ended March 31, 1998.

                      The supervisory services provided to Registrant by
            Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and ad-ditional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

         Navarre-500 Building Associates                                 7.

         March 31, 1998


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

                      As of April 15, 1998, the Partners owned of record
            and beneficially $33,125 participations in Registrant, representing 1.035% of the currently outstanding participa-tions therein.

                      In addition, as of April 15, 1998, certain of the
            Partners in Registrant (or their respective spouses) held additional Participations as follows:

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


            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.

                      As stated in Note B, Registrant was organized for
            the purpose of acquiring the Master Lease subject to the Sublease. Basic Rent received under the Sublease is used to pay annual rent due under the Master Lease and the Basic
            Payment to Counsel for supervisory services. The balance of the Basic Rent is distributed to the Participants.
            Additional Rent is distributed to the Participants after the Additional Payment to Counsel. See Note C above. Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant has no requirement to

         Navarre-500 Building Associates                                 8.

         March 31, 1998


            maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                      Registrant does not pay dividends.  During the
            three month period ended March 31, 1998, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participa-tion). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B of Item 1 above.

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

                      Total income remained the same for the three month
            period ended March 31, 1998 as compared with the three month period ended March 31, 1997.

                      Total expenses remained the same for the three
            month period ended March 31, 1998 as compared with the three month period ended March 31, 1997.

                           Liquidity and Capital Resources

                      There has been no significant change in
            Registrant's liquidity for the three month period ended March 31, 1998 as compared with the three month period ended March 31, 1997.

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
         March 31, 1998


                                      Inflation

                      Registrant believes that there has been no material
            change in the impact of inflation on its operations since the filing of its annual report on Form 10-K for the year ended December 31, 1997, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

                             PART II.  OTHER INFORMATION

            Item 1.   Legal Proceedings.

                      The Property of Registrant is the subject of the
            following pending litigation:

                      Wien & Malkin LLP, et al. v. Helmsley-Spear, Inc.,
            et al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termina-tion as the leasing and managing agent for various entities and properties, including the Registrant's Lessee.


            Item 6.   Exhibits and Report on Form 8-K

                      (a)  None.

                      (b)  Registrant has not filed any report on Form
            8-K during the quarter for which this report is being filed.
         Navarre-500 Building Associates                                10.

         March 31, 1998


                                      SIGNATURES

                      Pursuant to the requirements of the Securities
            Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                      The individual signing this report on behalf of
            Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to Powers of Attorney, dated August 6, 1996 and May 14, 1998 (collectively, the "Power").


            NAVARRE-500 BUILDING ASSOCIATES
            (Registrant)



            By  /s/ Stanley Katzman
                Stanley Katzman, Attorney-in-Fact*


            Date:  June 1, 1998


                      Pursuant to the requirements of the Securities
            Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



            By  /s/ Stanley Katzman
                Stanley Katzman, Attorney-in-Fact*


            Date:  June 1, 1998










         ______________________
            * Mr. Katzman supervises accounting functions for Registrant.

         Navarre-500 Building Associates                                11.

         March 31, 1998


                                    EXHIBIT INDEX



            Number                   Document                      Page*


            3(a) Partnership Agreement, dated March 21, 1958, which was filed as Exhibit 1 to Registrant's S-1, as amended, by letter dated April 3, 1958 and assigned File No. 2-14019, is incorporated herein by reference.

            3(b)      Amended Business Certificate of
                      Registrant which was filed as Exhibit
                      3(b) to Registrant's Annual Report on
                      10-K for the fiscal year ended
                      December 31, 1996 and is incorporated
                      herein by reference.

            4 Form of Participation Agreement, which was filed as Exhibit 4 to Registrant's S-1 by letter dated April 3, 1958 and assigned File No. 2-14019, is incorporated herein by reference.


            24        Powers of Attorney dated August 6,
                      1996 and May 14, 1998 between Peter
                      L. Malkin and Thomas N. Keltner, Jr.,
                      as Partners in Registrant and
                      Stanley Katzman and Richard Shapiro.
















         ______________________
         *    Page references are based on sequential numbering system.