Form 10-Q/A
period 1998-03-31
NAVARRE 500 BUILDING ASSOCIATES
filed 1998-06-03
CIK 70816

FORM 10-Q-A

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
            Yes [ X ].  No [   ].


                An Exhibit Index is located on Page 3 of this Report.
               Number of pages (including exhibits) in this filing:



         Navarre-500 Building Associates                                2.

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


            Date:  June 3, 1998


                      Pursuant to the requirements of the Securities
            Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



            By  /s/ Stanley Katzman
                Stanley Katzman, Attorney-in-Fact*


            Date:  June 3, 1998










         ______________________
            * Mr. Katzman supervises accounting functions for Registrant.

         Navarre-500 Building Associates                                3.

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
















         ______________________
         *    Page references are based on sequential numbering system.