Form 10-Q
period 1998-06-30
NAVARRE 500 BUILDING ASSOCIATES
filed 1998-08-17
CIK 70816

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

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
                                                  (Unaudited)

                                  For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                    1998        1997         1998       1997

  Income:

    Rent income, from a related
      party (Note B)              $  291,875 $  291,875  $  583,750  $  583,750
    Additional rent, from
      a related party (Note B)           -0-    914,281         -0-     914,281
                                  ----------  ---------  ----------  ----------
        Total income                 291,875  1,206,156     583,750   1,498,031
                                  ----------  ---------  ----------  ----------
  Expenses:

    Leasehold rent (Note B)          121,875    121,875     243,750     243,750
    Supervisory services, to a
      related party (Note C)          10,000     91,828      20,000     101,828
    Amortization of leasehold          1,631      1,631       3,262       3,262
                                  ----------  ---------  ----------  ----------
        Total expenses               133,506    215,334     267,012     348,840
                                  ----------  ---------  ----------  ----------
  Net income                         158,369   $990,822     316,738  $1,149,191
                                  ==========  =========  ==========  ==========
  Earnings per $5,000 partici-
    pation unit, based on 640
    participation units out-
    standing during the year       $  247.45  $1,548.16    $494.90   $ 1,795.61
                                  ==========  =========  ==========  ==========

    Distributions per $5,000
      participation consisted
      of the following:

  Income                             $247.45    $250.00    $ 494.90      500.00
  Return of capital                     2.55        -0-        5.10         -0-
                                    --------   --------  ----------    --------
  Total Distributions                 250.00     250.00      500.00      500.00
                                  ==========  =========  ==========  ==========

        At June 30, 1998 and 1997, there were $3,200,000 of participations outstanding.

                                                                            3.
                         Navarre-500 Building Associates
                          Condensed Statement of Income
                                    (Unaudited)

 Assets                                       June 30, 1998  December 31, 1997
 Current assets
   Cash                                          $  135,625        $   53,333
   Additional rent due from
     Sublessee, a related party (Note B)                -0-                -0-
                                                 ----------         ----------
       Total current assets                         135,625             53,333
 Real Estate
   Leasehold on property situated
     at 500 and 512 Seventh Avenue
     New York, New York                           3,200,000          3,200,000
     Less, allowance for
       amortization                               3,031,452          3,028,190
                                                 ----------         ----------
                                                    168,548            171,810
                                                 ----------         ----------
     Total assets                                   304,173         $  225,143
                                                 ==========         ==========
 Liabilities and Capital
 Current liabilities
   Accrued expense (Note B)                                         $      -0-
   Deferred credit:
     Portion of rent income
       collected in advance for the
       month of December, 1997                       82,292                -0-
                                                 ----------         ----------
   Total current liabilities                         82,292                -0-
                                                 ----------         ----------
 Capital
   Capital January 1,                               225,143            231,668
   Add, Net income:
     January 1, 1998 through June 30, 1998          316,738                -0-
     January 1, 1997 through December 31, 1997          -0-          1,465,929
                                                 ----------         ----------
                                                    541,881          1,697,597
   Less, Distributions:
     Monthly distributions,
       January 1, 1998 through June 30, 1998        320,000                -0-
       January 1, 1997 through December 31, 1997        -0-            640,000
     Distribution on August 29, 1997
       of Additional Rent for the
       lease year ended June 30, 1997                   -0-            832,454
                                                 ----------         ----------
       Total distributions                          320,000          1,472,454
                                                 ----------         ----------
 Capital:
   June 30, 1998                                    221,881                -0-
   December 31, 1997                                    -0-            225,143
                                                 ----------         ----------
     Total liabilities and capital:
       June 30, 1998                                304,173
       December 31, 1997                         ==========         $  225,143
                                                                    ==========
                                                                            4.




                         Navarre-500 Building Associates
                        Condensed Statement of Cash Flows
                                  (Unaudited)




                                            January 1, 1998    January 1, 1997
                                                through            through
                                              June 30, 1998      June 30, 1997

     Cash flows from operating activities:
       Net income                                   316,738        $1,149,191
       Adjustments to reconcile net income
          to cash provided by operating
          activities:
          Amortization of leasehold                   3,262             3,262
          Change in Additional
            Rent due from Sublessee                    (-0-)         (864,281)
          Change in deferred credit                  82,292            82,292
          Change in accrued
            supervisory services                        -0-            31,828
                                                 -----------       -----------
          Net cash provided by operating
            activities                              402,292           402,292
                                                 -----------       -----------
     Cash flows from financing activities:
       Cash distributions                          (320,000)         (320,000)
                                                 -----------       -----------
          Net cash used in financing
            activities                             (320,000)         (320,000)
                                                 -----------       -----------
          Change in cash during quarter              82,292            82,292

     Cash, beginning of period                       53,333            53,333
                                                 -----------       -----------
       Cash, end of period                       $  135,625        $  135,625
                                                 ===========       ===========
         Navarre-500 Building Associates                                    5.
         June 30, 1998


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
         June 30, 1998


                       Under the Sublease, Sublessee must pay (i) annual
            basic rent of $1,167,500 during the current renewal term and the additional renewal term (the "Basic Rent") and (ii) ad-ditional rent to Registrant during the current term and the renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30, 1998 by Sublessee. (the "Additional Rent").

                       There was no additional rent paid for the lease
            year ended June 30, 1998 by Sublessee. Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30. No Additional Rent is accrued by Registrant for the period between Sublessee's lease year and Registrant's fiscal year.

            Note C Supervisory Services

                      Registrant pays Counsel, for supervisory services
            and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At June 30, 1998, such remaining original cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

                      No remuneration was paid during the six month
            period ended June 30, 1998 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $20,000 of the Basic Payment for supervisory services for the six month period ended June 30, 1998.

                      The supervisory services provided to Registrant by
            Counsel include legal, administrative and financial services.
            The legal and administrative services include acting as
            general counsel to Registrant, maintaining all of its
            partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and ad-
            ditional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real
            estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the
            Securities and Exchange Commission and applicable state authorities.
         Navarre-500 Building Associates                                    7.
         June 30, 1998


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

                      As of June 30, 1998, the Partners owned of record
            and beneficially $38,125 participations in Registrant, representing 1.191% of the currently outstanding participa-tions therein.

                      In addition, as of June 30, 1998, certain of the
            Partners in Registrant (or their respective spouses) held additional Participations as follows:

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
         June 30, 1998


            maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                      Registrant does not pay dividends.  During the six
            month period ended June 30, 1998, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B of Item 1 above.

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

                      Total income decreased for the six month period
            ended June 30, 1998 as compared with the six month period ended June 30, 1997. Such decrease is the result of no Additional Rent being received by the Registrant for the current lease year.

                      Total expenses decreased for the six month period
            ended June 30, 1998 as compared with the six month period ended June 30, 1997. Such decrease is attributable to no additional payment for supervisory services being paid by Registrant based on Additional Rent.

                           Liquidity and Capital Resources

                      There has been no significant change in
            Registrant's liquidity for the six month period ended
            June 30, 1998 as compared with the six month period ended June 30, 1997.

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
         June 30, 1998


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
         June 30, 1998


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


            NAVARRE-500 BUILDING ASSOCIATES
            (Registrant)



            By  /s/ Stanley Katzman
                Stanley Katzman, Attorney-in-Fact*


            Date:  August   , 1998


                      Pursuant to the requirements of the Securities
            Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



            By  /s/ Stanley Katzman
                Stanley Katzman, Attorney-in-Fact*


            Date:  August   , 1998











         ______________________
            *   Mr. Katzman supervises accounting functions for
                Registrant.
         Navarre-500 Building Associates                                   11.
         June 30, 1998


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


            24        Powers of Attorney dated August 6,
                      1996 and May 14, 1998 between Peter
                      L. Malkin and Thomas N. Keltner, Jr.,
                      as Partners in Registrant and
                      Stanley Katzman and Richard Shapiro,
                      which was filed as Exhibit 24 to
                      Registrant's 10-Q for the quarter
                      ended March 31, 1998 and is
                      incorporated herein by reference.










         ______________________
         *    Page references are based on sequential numbering system.