Form 10-Q
period 1998-09-30
NAVARRE 500 BUILDING ASSOCIATES
filed 1998-11-17
CIK 70816

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
                                  (Unaudited)

                               For the Three Months    For the Nine Months
                                Ended September 30,    Ended September 30,
                                   1998        1997        1998       1997
Income:

  Rent income, from a
   related party (Note B)       $ 291,875  $ 291,875   $ 875,625 $  875,625
      Additional rent, from
      a related party (Note B)        -0-        -0-         -0- $  914,282
                                ---------  ---------   --------- ----------
                Total income      291,875    291,875     875,625  1,789,907
                                ---------  ---------   --------- ----------
Expenses:

        Leasehold rent (Note B)   121,875    121,875     365,625    365,625
	Supervisory services, to a
          related party (Note C)   10,000     10,000      30,000    111,828
        Amortization of leasehold   1,631      1,631       4,893      4,893
                                ---------   ---------  --------- ----------
                Total expenses    133,506    133,506     400,518    482,346
                                ---------   ---------  --------- ----------
Net income                      $ 158,369  $ 158,369   $ 475,107 $1,307,561
                                =========   =========  ========= ==========
Earnings per $5,000
	participation unit,
	based on 640 participation
	units outstanding
        during the year         $  247.45   $  247.45  $  742.35 $ 2,043.06
                                =========   =========  ========= ==========

	Distributions per $5,000
	  participation consisted
	  of the following:

        Income                  $  247.45   $  247.45  $  742.35 $ 2,043.06
        Return of capital            2.55    1,303.26       7.65       7.65
                                ---------   ---------  --------- ----------
        Total distributions     $  250.00   $1,550.71  $  750.00 $ 2,050.71
                                =========   =========  ========= ==========

	At September 30, 1998 and 1997, there were $3,200,000 of participations outstanding.


                       Navarre-500 Building Associates
                        Condensed Statement of Income
                                (Unaudited)

Assets                                  September 30, 1998   December 31, 1997
Current assets
   Cash                                         $  135,625          $   53,333
                                                ----------          ----------
        Total current assets                       135,625              53,333
Real Estate
  Leasehold on property situated at
  500 and 512 Seventh Avenue
  New York, New York                             3,200,000           3,200,000
  Less, allowance for amortization               3,033,083           3,028,190
                                                ----------          ----------
                                                   166,917             171,810
                                                ----------          ----------
                Total assets                    $  302,542             225,143
                                                ==========          ==========
Liabilities and Capital
Current liabilities
 Deferred credit:
  Portion of rent income collected
  in advance for the month
  of December, 1998                             $   82,292          $      -0-
                                                ----------          ----------
Total current liabilities                           82,292          $      -0-
                                                ----------          ----------
Capital
  Capital January 1,                               225,143             231,668
  Add, Net income:
  January 1, 1998 through Sept. 30, 1998           475,107                 -0-
  January.1, 1997 through Dec. 31, 1997                -0-           1,465,929
                                                ----------          ----------
                                                   700,250           1,697,597
  Less, Distributions:
    Monthly distributions,
    Jan. 1, 1998 through Sept. 30, 1998            480,000                 -0-
    Jan. 1, 1997 through Dec. 31, 1997                 -0-             640,000
    Distribution on August 29, 1997
	 of Additional Rent for the
         lease year ended June 30, 1997                -0-             832,454
                                                ----------          ----------
         Total distributions                       480,000           1,472,454
                                                ----------          ----------
Capital:
  September 30, 1998                               220,250                 -0-
  December 31, 1997                                    -0-             225,143
                                                ----------          ----------
   Total liabilities and capital:
        September 30, 1998                        $302,542
        December 31, 1997                       ==========          $  225,143
                                                                    ==========



                       Navarre-500 Building Associates
                      Condensed Statement of Cash Flows
                                 (Unaudited)



                                       January 1, 1998      January 1, 1997
                                           through              through
                                     September 30, 1998    September 30, 1997

Cash flows from operating activities:
        Net income                       $   475,107             $1,307,561
	Adjustments to reconcile net income
	  to cash provided by operating
	  activities:
          Amortization of leasehold            4,893                  4,893
          Change in deferred credit           82,292                 82,292
                                        ------------           ------------
	Net cash provided by operating
          activities                         562,292              1,394,746
                                        ------------           ------------
Cash flows from financing activities:
        Cash distributions                  (480,000)            (1,312,454)
                                        ------------           ------------
	Net cash used in financing
                activities                  (480,000)            (1,312,454)
                                        ------------           ------------

        Change in cash                        82,292                 82,292

Cash, beginning of period                     53,333                 53,333
                                        ------------           ------------
Cash, end of period                      $   135,625              $ 135,625
                                        ============           ============

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

Note C Supervisory Services

		Registrant pays Counsel, for supervisory services and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At September 30, 1998, such remaining original cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

		No remuneration was paid during the nine month period ended September 30, 1998 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $30,000 of the Basic Payment for supervisory services for the nine month period ended September 30, 1998.

		The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Property, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

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

		As of September 30, 1998, the Partners owned of record and beneficially $38,125 participations in Registrant, representing 1.191% of the currently outstanding participations therein.

		In addition, as of September 30, 1998, certain of the Partners in Registrant (or their respective spouses) held additional Participations as follows:

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

		Registrant does not pay dividends. During the nine month period ended September 30, 1998, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no legal or contractual restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B of Item 1 above.

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

		Total income decreased for the nine month period ended September 30, 1998 as compared with the nine month period ended September 30, 1997. Such decrease is the result of no Additional Rent being received by the Registrant for the current lease year.

		Total expenses decreased for the nine month period ended September 30, 1998 as compared with the nine month period ended September 30, 1997. Such decrease is attributable to no additional payment for supervisory services being paid by Registrant based on Additional Rent.

                       Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 1998 as compared with the nine month period ended September 30, 1997.

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

Item 6.         Exhibits and Report on Form 8-K

		(a)  None.

		(b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
                                  SIGNATURES

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


NAVARRE-500 BUILDING ASSOCIATES
(Registrant)



By  /s/ Stanley Katzman
    Stanley Katzman, Attorney-in-Fact*


Date:  November   , 1998


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By  /s/ Stanley Katzman
    Stanley Katzman, Attorney-in-Fact*


Date:  November   , 1998










__________________________
*       Mr. Katzman supervises accounting functions for Registrant.

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










__________________________
*       Page references are based on sequential numbering system.