Form 10-Q/A
period 1998-09-30
NAVARRE 500 BUILDING ASSOCIATES
filed 1999-04-01
CIK 70816

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


        An Exhibit Index is located on Page 5 of this Report.
        Number of pages (including exhibits) in this filing:  7



        PART I.  FINANCIAL INFORMATION

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


                            Year 2000 Issues

		Pursuant to SEC Release No. 33-7558, the Securities and Exchange Commission ("SEC") has instructed registrants to make suitable disclosure regarding year 2000 readiness. Accordingly, Registrant reports the following:

        Registrant receives base and overage rent from Sublessee, for which Helmsley-Spear, Inc. manages the property as Sublessee's managing and leasing agent. Registrant's supervisor, Wien & Malkin LLP, has requested the managing agent to provide information related to its Year 2000 readiness. However, this information has not yet been provided by the managing agent. Registrant will continue to seek information related to Year 2000 readiness from the managing agent.

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


        Date:  March 31, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



        By  /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


        Date: March 31, 1999









        __________________________
        *       Mr. Katzman supervises accounting functions for Registrant.

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

        3(b)    Amended Business Certificate
                of Registrant filed with New
                York County Clerk on August
                10, 1998, reflecting a change
                in Partners of Registrant,
                effective April 15, 1998.

        4       Form of Participation
                Agreement, which was filed as
                Exhibit 4 to Registrant's S-1
                by letter dated April 3, 1958
                and assigned File No. 2-14019,
                is incorporated herein by
                reference.


        24      Powers of Attorney dated
                August 6, 1996 and May 14,
                1998 between Peter L. Malkin
                and Thomas N. Keltner, Jr., as
                Partners in Registrant and
                Stanley Katzman and Richard
                Shapiro, which was filed as
                Exhibit 24 to Registrant's 10-
                Q for the quarter ended March
                31, 1998 and is incorporated
                herein by reference.







        __________________________
        *       Page references are based on sequential numbering system.

                AMENDED BUSINESS CERTIFICATE


                The undersigned hereby certify that a certificate of business under the assumed name

                        NAVARRE-500 BUILDING ASSOCIATES

        for the conduct of business at 60 East 42nd Street, New York, New York, was filed in the office of the County Clerk New York County, State of New York, on the 14th day of April, 1958, under index number 3507/58; that the last amended certificate was filed on the 10th day of June, 1996, in the office of said County Clerk under index number 3507/58

                It is hereby further certified that this amended certificate is made for the purposes of more accurately setting forth the facts recited in the original certificate or the last amended certificate and to set forth the following changes in such facts;*

        STANLEY KATZMAN, residing at 30 East 62nd Street, New York, New York 10021, has been succeeded as a member by THOMAS N. KELTNER, JR., residing at 1111 Park Avenue, New York, New York 10128.


        The members of NAVARRE-500 BUILDING ASSOCIATES now consist of:
        Thomas N. Keltner, Jr.  and Peter L. Malkin.



                In Witness Whereof, the undersigned have as of the 15th day of April, 1998 made and signed this certificate



        s/s     Stanley Katzman                 s/s     Peter L. Malkin
                STANLEY KATZMAN                         PETER L. MALKIN


        s/s     Thomas N. Keltner, Jr.
                THOMAS N. KELTNER, JR.

        State of New York, County of New York       ss.:

                On this 29th day of July, 1998, before me personally appeared STANLEY KATZMAN, THOMAS N. KELTNER, JR. and PETER L. MALKIN to me known and known to me to be the individuals described in and who executed the foregoing certificate, and they thereupon duly acknowledged to me that they executed the same.



						s/s	Notary Public
							NOTARY PUBLIC