Form 10-K
period 1998-12-31
NAVARRE 500 BUILDING ASSOCIATES
filed 1999-04-16
CIK 70816

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1998

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        An Exhibit Index is located on pages 29 through 31 of this Report.
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

		As of December 31, 1998, 500 Seventh Avenue was approximately 63% occupied and 512 Seventh Avenue was approximately 75% occupied by a total (for the two buildings) of approximately 130 tenants who engage primarily in the sale of women's apparel. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

		(b)	The Sublease

		Under the Sublease, Sublessee must pay (i) annual basic rent of $1,167,500 during the current renewal term and each additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and each renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional
        Rent").                     -2-

		There was no Additional Rent paid for the lease year ended June 30, 1998 by Sublessee.

		Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30.
        Such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Additional Rent income and certain supervisory service expense can only be determined after the receipt of such report. The Lease does not provide for the Lessee to render interim reports to Registrant, so no Additional Rent income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 3 of the Notes to the Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 1998, 1997 and 1996.

		(c)	Competition

		Pursuant to tenant space leases at the Property, the annual base rentals payable to Sublessee generally range from $8 to $25 per square foot (exclusive of electricity charges and escalation). Registrant has been advised that at one neighboring office building located at 485 Seventh Avenue (at 36th Street), the approximate range of rental rates is from $25 to $29 per square foot. Two similar buildings of approximately the same age as the buildings at the Property, which are located across the street from each other at 530 Seventh Avenue and 550 Seventh Avenue (at 39th Street), offer space for approximately $25 to $29 per square foot.

		In the overall rental market for commercial space in Manhattan, rents range from approximately $51 per square foot for prime office space to approximately $25 per square foot in less developed industrial and/or secondary commercial areas.

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

        Item 4. Submission of Matters to a Vote of Participants.

		On December 18, 1998 the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for the designation of Additional Successor agents. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on December 17, 1998, and is incorporated herein by reference.

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

		(a)	The Participations neither are traded on an
        established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 41 transfers of Participations for the year ended December 31, 1998. In one instance, the indicated purchase price was equal to the face amount of the Participation transferred. In all other cases, no consideration was indicated.

		(b)	As of December 31, 1998, there were 605
        Participants of record.

		(c)	Registrant does not pay dividends.  During the
        years ended December 31, 1998 and December 31, 1997, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation. On August 29, 1997, Registrant made an additional distribution for each $5,000 Participation of $1,300.71. Such distribution represented Additional Rent paid by the Sublessee in accordance with the terms of the Sublease less additional supervisory fees paid. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Additional Rent to Registrant. See
        Item 1 hereof. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See
        Item 7 hereof.

        [SELECTED FINANCIAL DATA]

Item 6.

                   NAVARRE-500 BUILDING ASSOCIATES

                      SELECTED FINANCIAL DATA

                                          Year ended December 31,
                             1998       1997       1996       1995        1994

Basic rent income......  $1,167,500 $1,167,500 $1,167,500 $1,167,500 $1,167,500
Additional rent income.        -       914,282  1,071,252    840,704    503,579

   Total revenue.......  $1,167,500 $2,081,782 $2,238,752 $2,008,204 $1,671,079


Net income.............  $  633,475 $1,465,929 $1,607,202 $1,399,709 $1,079,855


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during the
 year..................  $      990 $    2,291 $    2,511 $    2,187 $    1,687


Total assets...........  $  218,618 $  225,143 $  231,668 $  238,193 $  244,718


Long-term obligations..     None       None       None       None        None


Distributions per $5,000
 participation unit, based on
 640 participation units
 outstanding during the year:
  Income...............  $      990 $    2,291 $    2,511 $    2,187 $    1,687
  Return of capital.....         10         10         10         10         36

   Total distributions.  $    1,000 $    2,301 $    2,521 $    2,197 $    1,723


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

		Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The following summarizes the material factors affecting
        Registrant's results of operations for the three preceding years:

        (a) Total income decreased for the year ended December 31, 1998 as compared with the year ended December 31, 1997.
        Such decrease is attributable to no Additional Rent having been received by Registrant for the lease year ended June 30, 1998. See Note 3 of the Notes. Total income decreased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. Such decrease is attributable to a decreased amount of Additional Rent having been received by Registrant for the lease year ended June 30, 1997 as compared with the lease year ended June 30, 1996. See Note 3 of the
        Notes.

        (b) Total expenses decreased for the year ended December 31, 1998 as compared with the year ended December 31, 1997.
        Such decrease resulted from no additional payment for supervisory services being paid as no Additional Rent was received by Registrant in 1998. See Note 5 of the Notes. Total expenses decreased for the year ended
        December 31, 1997 as compared with the year ended
        December 31, 1996. Such decrease resulted from a decrease in the additional payment for supervisory services payable with respect to a decreased amount of Additional Rent received by Registrant in 1997. See
        Note 5 of the Notes.

		The amount of Additional Rent payable to Registrant is affected by the cycles in the New York City economy, the ladies' garment industry and the real estate rental market. It is difficult for Registrant to forecast when these markets will improve or deteriorate.

        Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the year ended December 31, 1998 as compared with the year ended December 31, 1997.

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

        PART III


        Item 10.        Directors and Executive Officers of the Registrant.

		Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth, as to each Partner as of December 31, 1998, the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
        Partner:

                                                Principal       Date
                Nature of                       Occupation      Individual
                Family          Business        and             became
Name	Age	Relationship	Experience	Employment	Partner

Peter L. Malkin 64   None    Attorney-at-Law;   Senior Partner  1988
                                                Real Estate
                                                Wien & Malkin
                                                LLP

Thomas N. Keltner,
 Jr.         52      None    Attorney-at-Law;   Senior Partner  1996
                                                Real Estate
                                                Wien & Malkin
                                                LLP

		Mr. Malkin and Mr. Keltner are also members of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

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

	Thomas N. Keltner, Jr. is a general partner in 60 East
        42nd St. Associates, Empire State Building Associates and Garment Capitol Associates.


        Item 11.        Executive Compensation.

		As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

		No remuneration was paid during the current fiscal year ended December 31, 1998 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and disbursements, fees of $40,000 per annum, plus 10% of all distributions to Participants in any year in excess of the amount representing 23% per annum on the Participants' remaining cash investment in Registrant. At December 31, 1998, such remaining cash investment (representing the Participant's original cash investment) in Registrant was $3,200,000. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities. As noted in Items 1 and 10 hereof, the Partners in Registrant are also among the members of Counsel.


        Item 12. Security Ownership of Certain Beneficial Owners and Management.

		(a)	Registrant has no voting securities (see Item 5
        hereof). At December 31, 1998, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

		(b)	At December 31, 1998, the Partners in Registrant
        (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

                                Name and
                                Address of      Amount of
                                Beneficial      Beneficial      Percent
        Title of Class          Owners        Ownership       of Class

        Participations in       Peter L. Malkin $ 38,125       1.191%
        Partnership             60 East 42nd Street
        Interests               New York, NY 10165

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

        Item 13.        Certain Relationships and Related Transactions.

		(a)	As stated in Items 1 and 10 hereof, Messrs. Peter
        L. Malkin and Thomas N. Keltner, Jr. are the Partners of Registrant and also act as agent for the Participants in their respective partnership interests. Mr. Malkin is also a partner in Sublessee. As a consequence of Mr. Malkin being a partner in Sublessee and both Mr. Malkin and Mr. Keltner being members of Counsel, certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which Mr. Malkin and Mr. Keltner act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for them to act on their behalf. Such transactions include modifications and extensions of the Lease and the Sublease or a sale or other disposition of the Property or substantially all of Registrant's other assets.

		See Item 1 for a description of the terms of the Sublease. The interest of Mr. Malkin in the Sublease arises solely from the ownership of his partnership interest in Sublessee, and he receives no extra or special benefit not shared on a pro rata basis with all other partners in Sublessee, except that Mr. Malkin and Mr. Keltner, by reason of their respective interests in Counsel, are entitled to receive their pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

		See Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which the Partners in Registrant are among its members. The interest of each of Mr. Malkin and Mr. Keltner in any remuneration paid or given by Registrant to Counsel arises solely from such person's ownership of an interest in Counsel. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

		(b)	Reference is made to paragraph (a) above.

		(c)	Not applicable.

		(d)	Not applicable.

        PART IV

        Item 14.        Exhibits, Financial Statement Schedules and
        Reports on Form 8-K.

		(a)(1)  Financial Statements:

        Consent of Jacobs Evall & Blumenfeld LLP, Certified
        Public Accountants, dated February 18, 1999.

        Accountant's Report of Jacobs Evall & Blumenfeld LLP,
        Certified Public Accountants, dated January 31, 1999.

        Balance Sheets at December 31, 1998 and at December 31,
        1997 (Exhibit A).

        Statements of Income for the fiscal years ended December
        31, 1998, 1997 and 1996 (Exhibit B).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1998 (Exhibit C-1).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1997 (Exhibit C-2).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1996 (Exhibit C-3).

        Statements of Cash Flows for the fiscal years ended
        December 31, 1998, 1997 and 1996 (Exhibit D).

        Notes to Financial Statements for the fiscal years ended
        December 31, 1998, 1997 and 1996.

		(2)	Financial Statement Schedules:

		List of Omitted Schedules.

	Real Estate and Accumulated Depreciation - December
        31, 1998 (Schedule III).

        (3)     Exhibits:  See Exhibit Index.

        (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

        [LETTERHEARD OF
        JACOBS EVALL & BLUMENFELD LLP
        CERTIFED PUBLIC ACCOUNTANTS]






					February 18, 1999



        Navarre-500 Building Associates
        New York, N.Y.


        We consent to the use of our independent accountants' report dated January 31, 1999 covering our audits of the accompanying financial statements of Navarre-500 Building Associates in connection with and as part of your December 31, 1998 annual report (Form 10-K) to the Securities and Exchange Commission.





                               Jacobs Evall & Blumenfeld LLP
                               Certified Public Accountants

                INDEPENDENT ACCOUNTANTS' REPORT



        To the participants in Navarre-500 Building Associates
        (a Partnership)
        New York, N. Y.


        We have audited the accompanying balance sheets of Navarre-500 Building Associates (the "Company") as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Navarre-500 Building Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




                                 Jacobs Evall & Blumenfeld LLP
                                 Certified Public Accountants

        New York, N. Y.
        January 31, 1999

                                                                EXHIBIT A

                         NAVARRE-500 BUILDING ASSOCIATES

                               BALANCE SHEETS


                                 A S S E T S



                                                         December 31,

                                                          1998        1997
Current Assets:

  Cash in distribution account held by
   Wien & Malkin LLP (Note 9)..................      $   53,333  $   53,333

          TOTAL CURRENT ASSETS.................          53,333      53,333


Real Estate (Note 2):
  Leasehold on property situated at
   500 and 512 Seventh Avenue, New York, NY....       3,200,000   3,200,000

    Less: Accumulated amortization.............       3,034,715   3,028,190

                                                        165,285     171,810


          TOTAL ASSETS.........................      $  218,618  $  225,143



                     LIABILITIES AND PARTNERS' CAPITAL



Current Liabilities............................            -          -


Partners' Capital (Exhibit C)..................      $  218,618  $  225,143


          TOTAL LIABILITIES AND PARTNERS' CAPITAL... $  218,618  $  225,143















        See accompanying notes to financial statements.

                                                                   EXHIBIT B

                        NAVARRE-500 BUILDING ASSOCIATES

                               STATEMENTS OF INCOME


                                                   Year ended December 31,
                                                     1998       1997       1996
Revenues:

  Rent income, from a related party (Note 3)..$1,167,500 $2,081,782 $2,238,752


Expenses:

  Leasehold rent (Note 4)..................      487,500   487,500     487,500

  Supervisory services, to a related party
    (Note 5)...............................       40,000   121,828     137,525

  Amortization of leasehold (Note 2).......        6,525     6,525       6,525

                                                 534,025   615,853     631,550

          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL (NOTE 8)......   $  633,475 $1,465,929 $1,607,202


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during each year.......    $      990 $   2,291 $     2,511



























        See accompanying notes to financial statements.

                                                                EXHIBIT C-3

                 NAVARRE-500 BUILDING ASSOCIATES

                 STATEMENT OF PARTNERS' CAPITAL
                  YEAR ENDED DECEMBER 31, 1996

                                                                   Stanley
                                                                   Katzman
                                                                   Group
                                                                   (formerly
                                                        Peter L.   C. Michael
                                                        Malkin     Spero
                                           Total        Group      Group)

Partners' capital, January 1, 1996....  $  238,193   $  119,097    $  119,096


Share of net income..................    1,607,202      803,601       803,601

                                         1,845,395      922,698       922,697

Distributions........................    1,613,727      806,864       806,863


 PARTNERS' CAPITAL, DECEMBER 31, 1996.. $  231,668   $  115,834    $  115,834


































        See accompanying notes to financial statements.

                                                                EXHIBIT C-2

                    NAVARRE-500 BUILDING ASSOCIATES

                    STATEMENT OF PARTNERS' CAPITAL
                      YEAR ENDED DECEMBER 31, 1997



                                                        Peter L.     Stanley
                                                         Malkin      Katzman
                                            Total        Group       Group

Partners' capital, January 1, 1997......$  231,668   $  115,834     $  115,834


Share of net income..................    1,465,929      732,965        732,964

                                         1,697,597      848,799        848,798

Distributions........................    1,472,454      736,227        736,227


 PARTNERS' CAPITAL, DECEMBER 31, 1997.. $  225,143   $  112,572     $  112,571































        See accompanying notes to financial statements.

                                                                EXHIBIT C-1

                   NAVARRE-500 BUILDING ASSOCIATES

                    STATEMENT OF PARTNERS' CAPITAL
                     YEAR ENDED DECEMBER 31, 1998

                                                                     Thomas N.
                                                                     Keltner,
                                                                     Jr. Group
                                                                     (formerly
                                                        Peter L.     Stanley
                                                        Malkin       Katzman
                                           Total        Group        Group)

Partners' capital, January 1, 1998.....   $225,143     $112,572     $112,571


Share of net income..................      633,475      316,737      316,738

                                           858,618      429,309      429,309

Distributions........................      640,000      320,000      320,000


 PARTNERS' CAPITAL, DECEMBER 31, 1998..   $218,618     $109,309     $109,309































        See accompanying notes to financial statements.

                                                                EXHIBIT D

                    NAVARRE-500 BUILDING ASSOCIATES

                         STATEMENTS OF CASH FLOWS


                                                 Year ended December 31,
                                             1998          1997         1996
Cash flows from operating activities:
  Net income..........................  $   633,475   $ 1,465,929  $ 1,607,202
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of leasehold.........       6,525         6,525        6,525

         Net cash provided by operating
         activities....................     640,000     1,472,454    1,613,727

Cash flows from financing activities:
  Cash distributions....  .............    (640,000)   (1,472,454)  (1,613,727)

          Net cash used in financing
           activities..................    (640,000)   (1,472,454)  (1,613,727)

          Net change in cash...........         -            -            -

Cash, beginning of year................      53,333        53,333       53,333

          CASH, END OF YEAR............ $    53,333   $    53,333  $    53,333





























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



        2.      Summary of Significant Accounting Policies

        Real Estate and Amortization of Leasehold:

        Real estate, consisting of leasehold, is stated at cost. In 1978, Associates exercised its first renewal option on the lease. Amortization of the leasehold was being computed by the straight-line method over the estimated useful life of 25 years, 4 months, from January 1, 1978 to May 1, 2003. The second renewal option, for a period of 21 years through May 1, 2024, was exercised in October 1995 (see Note 4) and the estimated life of the leasehold was revised as of January 1, 1995 to 29 years and 4 months until May 1, 2024.

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



        3.      Related Party Transactions - Rent Income

        Rent income for the years ended December 31, 1998, 1997 and 1996 represents the annual basic rent of $1,167,500, under an operating sublease, as modified, with 500-512 Seventh Avenue Associates (the "Sublessee"), plus, for 1997 and 1996, payments of additional rent. Additional rent is payable in an amount equal to 50% of the Sublessee's defined net income from operations for lease years ending June 30th.

        For the year ended December 31, 1998 no additional rent was earned for the lease year ended June 30, 1998.

        For the years ended December 31, 1997 and 1996, additional rent of $914,282 and $1,071,252 was earned for the lease years ended June 30, 1997 and 1996, respectively.

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



        4.      Leasehold Rent

        Leasehold rent paid during the years ended December 31, 1998, 1997 and 1996 consists of the annual net rent of $487,500 under an operating leasehold, as modified, with GSL Enterprises, Inc. In 1995, Associates exercised its option to renew the lease for the second renewal period from May 2, 2003 to May 1, 2024. A renewal option is available for one additional term of 21 years extending the leasehold to May 1, 2045; during the renewal periods the rent payable remains at $487,500 per year.



        5.      Related Party Transactions - Supervisory Services

        Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1998, 1997 and 1996, totaling $40,000, $121,828 and $137,525, respectively, were paid to the firm of Wien & Malkin LLP. Some members in that firm are partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.



6.	Number of Participants

        There were approximately 600 participants in the two participating groups at December 31, 1998, 1997 and 1996.



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

                          NAVARRE-500 BUILDING ASSOCIATES

                           NOTES TO FINANCIAL STATEMENTS
                                      (continued)



        8.      Distributions and Amount of Income per $5,000 Participation Unit

        Distributions per $5,000 participation unit during the years 1998, 1997 and 1996, based on 640 participation units outstanding during each year, consisted of the following:
                                                   Year ended December 31,

                                                   1998     1997     1996

            Income..........................      $  990   $2,291   $2,511
            Return of capital...............          10       10       10

                TOTAL DISTRIBUTIONS.........      $1,000   $2,301   $2,521


        Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.



        9.      Concentration of Credit Risk

        Associates maintains cash balances in a bank, and in a distribution account held by Wien & Malkin LLP which is not insured. The funds held in the distribution account were paid to the participants on January 1, 1999.

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

                                                                  SCHEDULE III
                          NAVARRE-500 BUILDING ASSOCIATES

                      Real Estate and Accumulated Depreciation
                                  December 31, 1998

Column
  A     Description       Leasehold on property situated at
                            500 and 512 Seventh Avenue,
                            New York, New York.

  B     Encumbrances...........................................   None


  C     Initial cost to company
          Leasehold........................................... $3,200,000

  D     Costs capitalized subsequent to acquisition...........    None


  E     Gross amount at which carried at
           close of period
              Leasehold.....................................   $3,200,000(a)


  F     Accumulated amortization...........................    $3,034,715(b)


  G     Date of construction                                    1921

  H     Date acquired                                   July 1, 1958

  I     Life on which leasehold amortization in
         latest income statements is computed      29 years, 4 months

    (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1998, December 31, 1997 and December 31, 1996. The costs for federal income tax purposes are the same as for financial statement purposes.

    (b)  Accumulated amortization
          Balance at January 1, 1996                          $3,015,140
            Amortization:
               F/Y/E 12/31/96                   $6,525
                     12/31/97                    6,525
                     12/31/98                    6,525            19,575

        Balance at December 31, 1998                          $3,034,715

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



        Date: April 15, 1999


		Pursuant to the requirements of the Securities
        Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of the Registrant and as a Partner in Registrant on the date indicated.


        By:/s/ Stanley Katzman
           Stanley Katzman, Attorney-in-Fact*


        Date: April 15, 1999









        ________________________
        *       Mr. Katzman supervises accounting functions for Registrant.

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

               3(b)     Amended Business Certificate of
                        Registrant filed with the Clerk of
                        New York County on August 10, 1998
                        reflecting a change in Partners
                        which was filed as Exhibit 3(b) to
                        Registrant's Report on Form 10-Q-A
                        for the quarter ended September 30,
                        1998 and is incorporated herein by
                        reference.

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







        _______________________
        *       Page references are based on a sequential numbering system

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

                13(a)   Letter to Participants, dated
                        February 8, 1999 and accompanying
                        financial reports for the fiscal
                        year ended December 31, 1998.  The
                        foregoing material shall not be
                        deemed to be "filed" with the
                        Commission or otherwise subject to
                        the liabilities of Section 18 of the
                        Securities Exchange Act of 1934.








        _______________________
        *       Page references are based on a sequential numbering system.

        Number          Document        Page*


        13(b)   Letter to Participants, dated
                August 27, 1998 and accompanying
                financial reports for the lease
                years ended June 30, 1998 and June
                30, 1997.  The foregoing material
                shall not be deemed to be "filed"
                with the Commission or otherwise
                subject to the liabilities of
                Section 18 of the Securities
                Exchange Act of 1934.

        24      Powers of Attorney dated August 6, 1996
                and May 14, 1998 between Peter L.
                Malkin and Thomas N. Keltner, Jr. as
                Partners in Registrant and Stanley
                Katzman and Richard Shapiro, was
                filed as Exhibit 24 to Registrant's
                10-Q dated March 31, 1998 and is
                incorporated herein by reference.

        27      Financial Data Schedule of Registrant
                for the fiscal year ended December 31, 1998.



























_______________________
*	Page references are based on a sequential numbering system