Form 10-Q
period 1999-03-31
NAVARRE 500 BUILDING ASSOCIATES
filed 1999-05-19
CIK 70816

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
  (Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1999

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
                        (Unaudited)

                                For the Three Months
                                  Ended March 31,
                                1999                 1998
Income:

  Rent income, from a
   related party (Note B)	$ 291,875	$ 291,875
				---------	---------

Expenses:

      Leasehold rent (Note B)     121,875         121,875
      Supervisory services, to a
        related party (Note C)     10,000          10,000
      Amortization of leasehold     1,632           1,632
				---------	---------
                Total expenses    133,507         133,507
				---------	---------
Net income                      $ 158,368       $ 158,368
				=========	=========
Earnings per $5,000
	participation unit,
	based on 640 participation
	units outstanding
        during the year         $  247.45       $  247.45
				=========	=========

	Distributions per $5,000
	  participation:

        Income                  $  247.45       $  247.45
	Return of capital	     2.55	     2.55
				---------	---------
        Total distributions     $  250.00       $  250.00
				=========	=========

	At March 31, 1999 and 1998, there were $3,200,000 of
participations outstanding.

                        Navarre-500 Building Associates
                        Condensed Balance Sheet
                        (Unaudited)

Assets                            March 31, 1999  December 31, 1998
Current assets
   Cash                               $  135,625      $   53,333
                                      ----------      ----------
        Total current assets             135,625          53,333
Real Estate
  Leasehold on property situated at
500 and 512 Seventh Avenue
New York, New York                     3,200,000       3,200,000
Less, allowance for amortization       3,036,347       3,034,715
                                      ----------      ----------
                                         163,653         165,285
                                      ----------      ----------
                Total assets          $  299,278         218,618
                                      ==========      ==========
Liabilities and Capital
Current liabilities
 Deferred credit:
  Portion of rent income collected
in advance for the month
of December, 1999                    $    82,292      $      -0-
                                      ----------      ----------
Total current liabilities                 82,292      $      -0-
                                      ----------      ----------
Capital
  Capital January 1,                     218,618         225,143

  Add, Net income:
  January 1, 1999 through March 31, 1999 158,368           -0-
  January 1, 1998 through Dec. 31, 1998      -0-         633,475
                                       ----------      ----------
                                         376,986         858,618
  Less, Distributions:
    Monthly distributions,
     Jan. 1, 1999 through March 31, 1999 160,000             -0-
     Jan. 1, 1998 through Dec. 31, 1998      -0-         640,000
                                      ----------      ----------
         Total distributions             160,000         640,000

Capital:
  March 31, 1999                         216,986             -0-
  December 31, 1998                          -0-         218,618
                                      ----------      ----------
   Total liabilities and capital:
        March 31, 1999                  $299,278
        December 31, 1998             ==========      $  218,618
                                                      ==========

                Navarre-500 Building Associates
                Condensed Statement of Cash Flows
                        (Unaudited)



                                       January 1, 1999    January 1, 1998
                                             through         through
                                        March 31, 1999     March 31, 1998

Cash flows from operating activities:
        Net income                         $   158,368     $  158,368
	Adjustments to reconcile net income
	  to cash provided by operating
	  activities:
          Amortization of leasehold              1,632          1,632
          Change in deferred credit             82,292         82,292
                                            -----------     ----------
	Net cash provided by operating
          activities                           242,292        242,292
                                            -----------     ----------
Cash flows from financing activities:
Cash distributions                            (160,000)      (160,000)
                                            -----------     ----------
	Net cash used in financing
activities                                    (160,000)      (160,000)
                                            -----------     ----------

        Change in cash during period            82,292         82,292

Cash, beginning of quarter                      53,333         53,333
                                            -----------     ----------
Cash, end of quarter                       $   135,625     $  135,625
                                           ===========     ==========

Navarre-500 Building Associates
March 31, 1999

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

Navarre-500 Building Associates
March 31, 1999

additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and the renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

        There was no Additional Rent paid by Sublessee for the lease year ended June 30, 1998. Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30. No Additional Rent is accrued by Registrant for the period between Sublessee's lease year and Registrant's fiscal year.

Note C Supervisory Services

        Registrant pays Counsel, for supervisory services and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At March 31, 1999, such remaining original cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

        No remuneration was paid during the three month period ended March 31, 1999 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $10,000 of the Basic Payment for supervisory services for the three month period ended March 31, 1999.

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

Navarre-500 Building Associates
March 31, 1999

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

        As of March 31, 1999, the Partners owned of record and beneficially $13,125 participations in Registrant, representing
 .41% of the currently outstanding participations therein.

        In addition, as of March 31, 1999, certain of the Partners in Registrant (or their respective spouses) held additional Participations as follows:

        Trusts for the benefit of members of Peter L. Malkin's family owned of record and beneficially $30,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that such Trusts are required to complete scheduled payments to Mr. Malkin.

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

        Registrant does not pay dividends. During the three month period ended March 31, 1999, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no legal or contractual restrictions on Registrant's present or future ability to make distributions; however, the amount of such

Navarre-500 Building Associates
March 31, 1999

distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B of Item 1 above.

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

        Total income remained the same for the three month period ended March 31, 1999 as compared with the three month period ended March 31, 1998.

        Total expenses remained the same for the three month period ended March 31, 1999 as compared with the three month period ended March 31, 1998.

                Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1999 as compared with the three month period ended March 31, 1998.

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

                        Inflation

        Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its annual report on Form 10-K for the year ended December 31, 1998, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

Navarre-500 Building Associates
March 31, 1999

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

        On December 18, 1998, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for the designation of new successor agents. The details of the Partners' Proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on December 17, 1998, and is incorporated by reference. On January 15, 1999, the Partners mailed to the non-responding Participants a request for a response to the solicitation of consents and on February 17, 1999, the Partners mailed to the Participants notice that they received the necessary consents for the appointment of new successor agents.

Navarre-500 Building Associates
March 31, 1999


Item 6.	Exhibits and Report on Form 8-K

        (a)     The exhibits hereto are incorporated by reference.

        (b)  Registrant has not filed any report on Form
8-K during the quarter for which this report is being filed

Navarre-500 Building Associates
March 31, 1999

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


Date: May 18, 1999


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By  /s/ Stanley Katzman
    Stanley Katzman, Attorney-in-Fact*


Date: May 18, 1999










__________________________
*	Mr. Katzman supervises accounting functions for Registrant.

Navarre-500 Building Associates
March 31, 1999


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