Form 10-Q
period 1999-06-30
NAVARRE 500 BUILDING ASSOCIATES
filed 1999-08-16
CIK 70816

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
  (Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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
                        (Unaudited)

                                      For the Three Months   For the Six Months
                                         Ended June 30,       Ended June 30,
                                       1999    1998           1999    1998
Income:

  Rent income, from a
   related party (Note B)           $ 291,875  $ 291,875   $ 583,750  $ 583,750
  Additional rent, from
   a related party (Note B)            -0-          -0-         -0-        -0-
                                    ---------   ---------  ---------  ---------
         Total income                 291,875    291,875   $ 583,750  $ 583,750
                                    ---------   ---------  ---------  ---------
Expenses:

  Leasehold rent (Note B)             121,875    121,875     243,750   243,750
  Supervisory services, to a
    related party (Note C)            10,000      10,000      20,000    20,000
  Amortization of leasehold            1,631       1,631       3,262     3,262
                                   ---------   ---------   --------- ---------
        Total expenses               133,506     133,506     267,012   267,012
                                   ---------   ---------   ---------  --------
Net income                           158,369     158,369     316,738   316,738
                                   =========   =========   ========= =========
Earnings per $5,000
  participation unit,
  based on 640 participation
  units outstanding
  during the year                 $  247.45    $  247.45   $  494.90 $  494.90
                                   =========   =========   ========= =========

  Distributions per $5,000
    participation consisted
    of the following:

Income                            $  247.45    $  247.45   $  494.90 $  494.90
Return of capital                      2.55         2.55        5.10      5.10
                                  ---------    ---------   ---------  ---------
Total Distributions                  250.00       250.00      500.00    500.00
                                  =========    =========   =========  =========

	At June 30, 1999 and 1998, there were $3,200,000 of
participations outstanding.

                                -1-
                Navarre-500 Building Associates
                  Condensed Balance Sheet
                        (Unaudited)

Assets                                  June 30, 1999   December 31, 1998
Current assets
   Cash                                  $  135,625      $   53,333
                                          ----------      ----------
        Total current assets                135,625          53,333
Real Estate
  Leasehold on property situated at
500 and 512 Seventh Avenue
New York, New York                        3,200,000       3,200,000
Less, allowance for amortization          3,037,977       3,034,715
                                         ----------      ----------
                                            162,023         165,285
                                         ----------      ----------
        Total assets                     $  297,648         218,618
                                         ==========      ==========
Liabilities and Capital
Current liabilities
 Accrued expense (Note B)
 Deferred credit:
  Portion of rent income collected
in advance for the month
of December, 1999                       $   82,292      $      -0-
                                        ----------      ----------
Total current liabilities                   82,292      $      -0-
                                        ----------      ----------
Capital
  Capital January 1,                       218,618         225,143
  Add, Net income:
  January 1, 1999 through June 30, 1999	   316,738	       -0-
  January 1, 1998 through Dec. 31, 1998        -0-	   633,475
                                         ----------      ----------
                                           535,356         858,618
  Less, Distributions:
   Monthly distributions,
    January 1, 1999 June 30, 1999          320,000             -0-
    January 1, 1998 through Dec. 31, 1998     -0-	   640,000
                                         ----------      ----------
         Total distributions               320,000         640,000
                                         ----------      ----------
Capital:
  June 30, 1999                            215,356             -0-
  December 31, 1998                            -0-         218,618
                                         ----------      ----------
   Total liabilities and capital:
        June 30, 1999                     $297,648
        December 31, 1998               ==========      $  218,618
                                                         ==========

                                   -2-
                Navarre-500 Building Associates
                Condensed Statement of Cash Flows
                        (Unaudited)



                                        January 1, 1999 January 1, 1998
                                                through      through
                                          June 30, 1999   June 30, 1998

Cash flows from operating activities:

        Net income                             $   316,738     $  316,738
	Adjustments to reconcile net income
	  to cash provided by operating
	  activities:
          Amortization of leasehold                  3,262          3,262
          Change in deferred credit                 82,292         82,292
                                               -----------     ----------

	Net cash provided by operating
           activities                             402,292        402,292
                                               -----------     ----------
Cash flows from financing activities:

Cash distributions                               (320,000)      (320,000)
                                               -----------     ----------
	Net cash used in financing
activities                                       (320,000)      (320,000)
                                               -----------     ----------

        Change in cash during quarter              82,292         82,292

Cash, beginning of period                          53,333         53,333
                                               -----------     ----------
  Cash, end of quarter                        $   135,625     $  135,625
                                               ===========     ==========

                               -3-
Notes to Condensed Financial Statements (unaudited)

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

                             -4-

        Under the Sublease, Sublessee must pay (i) annual basic rent of $1,167,500 during the current renewal term and the additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and the renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

        There was no Additional Rent paid by Sublessee for the lease year ended June 30, 1999. Additional Rent income is recognized when earned from the Sublessee, at the close of the lease year ending June 30. No Additional Rent is accrued by Registrant for the period between Sublessee's lease year and Registrant's fiscal year.

Note C Supervisory Services

        Registrant pays Counsel, for supervisory services and disbursements, $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At June 30, 1999, such remaining original cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

         No remuneration was paid during the six month period ended Jue 30, 1999 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $20,000 of the Basic Payment for supervisory services for the six month period ended June 30, 1999.

        The supervisory services provided to Registrant by Counsel include legal, administrative and financial services.
The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Property, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.
                           -5-
        Reference is made to Note B of Item 1 (Note "B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Partners in Registrant and Sublessee arise solely from their respective ownership of participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to such law firm for legal and supervisory services rendered to Registrant and Sublessee.

        As of June 30, 1999, the Partners owned of record and beneficially $8,125 participations in Registrant, representing
 .25% of the currently outstanding participations therein.

        In addition, as of June 30, 1999, certain of the Partners in Registrant (or their respective spouses) held additional Participations as follows:

        Trusts for the benefit of members of Peter L. Malkin's family owned of record and beneficially $35,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that such Trusts are required to complete scheduled payments to Mr. Malkin.

        Peter L. Malkin, Trustee of Mattee Saunders 1983 Trust, owned $7,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

        As stated in Note B, Registrant was organized for the purpose of acquiring the Master Lease subject to the Sublease. Basic Rent received under the Sublease is used to pay annual rent due under the Master Lease and the Basic Payment to Counsel for supervisory services. The balance of the Basic Rent is distributed to the Participants. Additional Rent is distributed to the Participants after the Additional Payment to Counsel. See Note C above. Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant has no requirement to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.
                            -6-
        Registrant does not pay dividends. During the six month period ended June 30, 1999, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no legal or contractual restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B of Item 1 above.

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

        Total income remained the same for the six month period ended June 30, 1999 as compared with the six month period ended June 30, 1998.

        Total expenses remained the same for the six month period ended June 30, 1999 as compared with the six month period ended June 30, 1998.

Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the six month period ended June 30, 1999 as compared with the six month period ended June 30, 1998.

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

                              -7-
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

        On July 15, 1999, the Partners mailed to the
Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for the sale of Registrant's Leasehold. The details of the Partners' Proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 15, 1999, and is incorporated by reference. Supplementary letters consistent with such Statement were subsequently mailed to the Participants, have been filed with the Securities and Exchange Commission, and are also incorporated by reference.

                               -8-

Item 6.	Exhibits and Report on Form 8-K

        (a)     The exhibits hereto are incorporated by reference.

        (b)  Registrant has not filed any report on Form
8-K during the quarter for which this report is being filed










                           -9-
                        SIGNATURES

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


Date: August 13, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By  /s/ Stanley Katzman
    Stanley Katzman, Attorney-in-Fact*


Date: August 13, 1999










__________________________
*	Mr. Katzman supervises accounting functions for Registrant.
                                 -10-

                        EXHIBIT INDEX



Number          Document                                        Page*


3(a)		Partnership Agreement, dated March 21,
                1958, which was filed as Exhibit 1 to
                Registrant's S-1, as amended, by letter
                dated April 3, 1958 and assigned File No.
                2-14019, is incorporated herein by
                reference.

3(b)		Amended Business Certificate of Registrant
                which was filed as Exhibit 3(b) to
                Registrant's Annual Report on 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

4		Form of Participation Agreement, which was
                filed as Exhibit 4 to Registrant's S-1 by letter dated April 3, 1958 and assigned
                File No. 2-14019, is incorporated herein by reference.


24		Powers of Attorney dated August 6, 1996
                and May 14, 1998 between Peter L. Malkin and Thomas N. Keltner, Jr., as Partners in
                Registrant and Stanley Katzman and Richard
                Shapiro, which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended
                March 31, 1998 and is incorporated herein by reference.













__________________________
*	Page references are based on sequential numbering system.


                                -11-