Form 10-Q
period 1999-09-30
NAVARRE 500 BUILDING ASSOCIATES
filed 1999-11-16
CIK 70816

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

--------- --------- --------- ---------

Total income 291,875 291,875 875,625 875,625

--------- --------- --------- ---------

Expenses:

Leasehold rent (Note B) 121,875 121,875 365,625 365,625

Supervisory services, to a

related party (Note C) 10,000 10,000 30,000 30,000

Amortization of leasehold 1,631 1,631 4,893 4,893

--------- --------- --------- ---------

Total expenses 133,506 133,506 400,518 400,518

--------- --------- --------- ---------

Net income $ 158,369 $ 158,369 $ 475,107 $ 475,107

========= ========= ========= =========

Earnings per $5,000

participation unit,

based on 640 participation

units outstanding

during the year $ 247.45 $ 247.45 $ 742.35 $ 742.35

========= ========= ========= =========

Distributions per $5,000

participation consisted

of the following:

Income $ 247.45 $ 247.45 $ 742.35 $ 742.35

Return of capital 2.55 2.55 7.65 7.65

--------- --------- --------- ---------

Total distributions $ 250.00 $ 250.00 $ 750.00 $ 750.00

========= ========= ========= =========

At September 30, 1999 and 1998, there were $3,200,000 of participations outstanding.

Navarre-500 Building Associates

Condensed Statement of Income

(Unaudited)

Assets September 30, 1999 December 31, 1998

Current assets

Cash $ 135,625 $ 53,333

---------- ----------

Total current assets 135,625 53,333

Real Estate

Leasehold on property situated at

500 and 512 Seventh Avenue

New York, New York 3,200,000 3,200,000

Less, allowance for amortization 3,039,608 3,034,715

---------- ----------

160,392 165,285

---------- ----------

Total assets $ 296,017 $ 218,618

========== ==========

Liabilities and Capital

Current liabilities

Deferred credit:

Portion of rent income collected

in advance for the month

of December, 1999 $ 82,292 $ -0-

---------- ----------

Total current liabilities 82,292 $ -0-

---------- ----------

Capital

Capital January 1, 218,618 225,143

Add, Net income:

January 1, 1999 through September 30, 1999 475,107 -0-

January 1, 1998 through December 31, 1998 -0- 633,475

---------- ----------

693,725 858,618

Less, Distributions:

Monthly distributions,

January 1, 1999 through September 30, 1999 480,000 -0-

January 1, 1998 through December 31, 1998 -0- 640,000

---------- ----------

Total distributions 480,000 640,000

---------- ----------

Capital:

September 30, 1999 213,725 -0-

December 31, 1998 -0- 218,618

---------- ----------

Total liabilities and capital:

September 30, 1999 $ 296,017

December 31, 1998 ========== $ 218,618

==========

Navarre-500 Building Associates

Condensed Statement of Cash Flows

(Unaudited)

January 1, 1999 January 1, 1998

through through

September 30, 1999 September 30, 1998

Cash flows from operating activities:

Net income $ 475,107 $ 475,107

Adjustments to reconcile net income

to cash provided by operating

activities:

Amortization of leasehold 4,893 4,893

Change in deferred credit 82,292 82,292

----------- ---------

Net cash provided by operating

activities 562,292 562,292

----------- ---------

Cash flows from financing activities:

Cash distributions (480,000) (480,000)

----------- ---------

Net cash used in financing

activities (480,000) (480,000)

----------- ---------

Change in cash 82,292 82,292

Cash, beginning of period 53,333 53,333

----------- ---------

Cash, end of period $ 135,625 $ 135,625

=========== =========

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

Registrant does not operate the Property, but subleases the Property to 500-512 Seventh Avenue Associates ("Sublessee") pursuant to a net operating sublease (the "Sublease"), the current renewal term of which will expire on April 30, 2024. The Sublease provides for one renewal option co-extensive with the Lease. Peter L. Malkin, a partner in Registrant, is also a partner in Sublessee and Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Sublessee. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, counsel to Registrant and to Sublessee ("Counsel"). See Note C of this Item 1 ("Note C").

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

Note C Supervisory Services

Registrant pays Counsel for special legal services at hourly rates and for supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At September 30, 1999, such remaining original cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

No remuneration was paid during the nine month period ended September 30, 1999 by Registrant to either of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $30,000 of the Basic Payment for supervisory services for the nine month period ended September 30, 1999.

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

Reference is made to Note B of Item 1 (Note "B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Partners in Registrant and Sublessee arise solely from their respective ownership of participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any fees or other remuneration paid to Counsel for services rendered to Registrant and Sublessee.

As of September 30, 1999, the Partners owned of record and beneficially $8,125 participations in Registrant, representing 0.25% of the currently outstanding participations therein.

In addition, as of September 30, 1999, certain of the Partners in Registrant (or their respective spouses) held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $35,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to Mr. Malkin.

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

Registrant does not pay dividends. During the nine month period ended September 30, 1999, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no legal or contractual restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions so long as it receives the payments provided for under the Sublease. See Note B of Item 1 above.

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

Total income remained the same for the nine month period ended September 30, 1999 as compared with the nine month period ended September 30, 1998.

Total expenses remained the same for the nine month period ended September 30, 1999 as compared with the nine month period ended September 30, 1998.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 1999 as compared with the nine month period ended September 30, 1998.

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

Item 4. Submission of Matters to a Vote of Participants.

On July 15, 1999, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for the sale of Registrant's Leasehold in the form of the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 15, 1999, and is incorporated by reference. Supplementary letters consistent with such Statement were subsequently mailed to the Participants, have been filed with the Securities and Exchange Commission, and are also incorporated by reference.

Item 6. Exhibits and Report on Form 8-K

(a) The exhibits hereto are incorporated by reference.

(b) Registrant has not filed any report on Form

8-K during the quarter for which this report is being filed.

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

Date: November 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: November 16, 1999

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

24 Powers of Attorney dated August 6, 1996 and May 14, 1998 between Peter L. Malkin and Thomas N. Keltner, Jr., as Partners in Registrant, and Stanley Katzman and Richard Shapiro, which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference.

__________________________

* Page references are based on sequential numbering system.