Form 10-K
period 1999-12-31
NAVARRE 500 BUILDING ASSOCIATES
filed 2000-04-14
CIK 70816

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

            Commission file number 0-2673

           NAVARRE-500 BUILDING ASSOCIATES
(Exact name of Registrant as specified in its charter)

A New York Co-Tenancy                   [Formerly 13-6082674
[formerly a partnership]                as partnership]
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

60 East 42nd Street, New York, New York 	10165
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 687-8700

Securities registered pursuant to Section 12(b) of the Act:

None

  Securities registered pursuant to Section 12(g) of the Act:
     $3,190,000 of Participations in Co-Tenant Interests
                        (Title of Class)

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

An Exhibit Index is located on pages 30 through 32 of this Report. Number of pages (including exhibits) in this filing: 45

PART I

Item 1.	Business.

        (a)     General

        Registrant was organized as a partnership on March 21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999 on the economic terms described in the accompanying financial statements. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy has conducted its business under the name "Navarre-500 Building Associates, a co-tenancy", all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter. Accordingly, reference herein to Registrant is a reference to Navarre-500 Building Associates, a co-tenancy. Registrant's partner Agents were Peter
L. Malkin and Thomas N. Keltner, Jr., who are now the co-tenant Agents. The land underlying the buildings was owned by an unaffiliated third party and was leased to Registrant under the Lease. The current term of the Lease as extended was to expire on May 1, 2024. The Lease provided for one additional 21-year renewal option. The annual rent payable by Registrant under the Lease was $487,500 during the current and each renewal term.

        Registrant did not operate the Property, but subleased the Property to 500-512 Seventh Avenue Associates (the "Sublessee") pursuant to a net operating sublease (the "Sublease"). The current renewal term, as extended, of the Sublease was to expire on April 30, 2024. The Sublease provided for one renewal option for a term co-extensive with the period contained in the Lease. Peter L. Malkin, an Agent in Registrant, has also been a partner and now a co-tenant in Sublessee. The Agents in Registrant are also members of Wien & Malkin LLP, which provides supervisory and other services to Registrant and to Sublessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates. Registrant did not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property, which has been sold by Registrant.
                           -2-

        (b)     The Sublease

        Under the Sublease, Sublessee paid (i) annual basic rent of $1,167,500 during the current renewal term and each additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and each renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

        There was no Additional Rent paid for the lease year ended June 30, 1999 by Sublessee.

        Additional Rent income was recognized when earned from the Sublessee, at the close of the lease year ending June 30.
Such income was not determinable until the Sublessee, pursuant to the Sublease, rendered to Registrant a certified report on the Sublessee's operation of the Property. The Sublease required that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Additional Rent income and certain supervisory service expense could only be determined after the receipt of such report. The Lease does not provide for the Lessee to render interim reports to Registrant, so no Additional Rent income was reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 3 of the Notes to the Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 1999, 1998 and 1997.

        (c)     Competition

        Pursuant to tenant space leases at the Property, the annual base rentals payable to Sublessee averaged $14.85 per square foot (exclusive of electricity charges and escalation) when the Property was sold. Registrant no longer has any direct or indirect interest in the operation of the Property, so local real estate competition is no longer relevant to Registrant's operation or financial results.

        (d)     Tenant Leases

         Prior to the sale of the Property, Sublessee operated the Property free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant was governed by the provisions of the tenant's lease.


                        -3-
Item 2.	Property.

        Prior to the sale of the Property as stated in Item 1 hereof, Registrant owned the leasehold of the buildings located at 500 and 512 Seventh Avenue, New York, New York. The building at 500 Seventh Avenue contains 17 stories; the building at 512 Seventh Avenue contains 44 stories. The buildings together occupy the entire block front on the west side of Seventh Avenue between 37th and 38th Streets in New York City's Garment District. Pursuant to the Lease, Registrant also held a leasehold interest in an adjacent 5-story building located at 228 West 38th Street. The two principal buildings, erected in 1921 and 1931, respectively, contain showroom, office and loft space.


Item 3.	Legal Proceedings.

        The Registrant and/or its assets are the subject of the following pending litigation:

        Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings.
Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, which did include the Registrant's Sublessee prior to the 1999 sale of the Property.

Item 4.	Submission of Matters to a Vote of Participants.

                        -4-
        On July 15, 1999, the Agents mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for the sale of Registrant's Leasehold in the form of the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 15, 1999, and is incorporated by reference. Supplementary letters consistent with such Statement were subsequently mailed to the Participants, have been filed with the Securities and Exchange Commission, and are also incorporated by reference.

                        PART II


Item 5.	Market for the Registrant's Common Equity and Related
Security Holder Matters.

        Registrant was a partnership and is now a co-tenancy.

        Registrant did not issue any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consisted of participations in the interests of the Agents in Registrant (the "Participations") and are not shares of common stock nor their equivalent. The Participations represent each Participant's fractional share in an Agent's undivided interest in Registrant, and are divided approximately equally among the Agents. A full unit of the Participations was offered originally at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and it is not likely to change its policy in the future.

        (a) The Participations neither were traded on an established securities market nor were readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 24 transfers of Participations for the year ended December 31, 1999. In all cases, no consideration was indicated.

        (b)     As of December 31, 1999, there were 608
Participants of record.
                         -5-
        (c) Registrant did not pay dividends. During the years ended December 31, 1999 and December 31, 1998, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation. Distributions in 1999 include non-cash distributions of $306 and cash distributions of $1,000 for each $5,000 Participation. There were no restrictions on Registrant's ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depended solely on Sublessee's ability to make payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof. Registrant expected to make distributions so long as it received the payments provided for under the Sublease. See Item 7 hereof.
                        -6-
[SELECTED FINANCIAL DATA]

Item 6.

                             NAVARRE-500 BUILDING ASSOCIATES

                              SELECTED FINANCIAL DATA

                                             Year ended December 31,
                         1999        1998        1997        1996        1995

Basic rent income... $ 1,139,254  $1,167,500  $1,167,500  $1,167,500  $1,167,500
Additional rent income.     -           -        914,282   1,071,252     840,704

   Total revenue.... $ 1,139,254  $1,167,500  $2,081,782  $2,238,752  $2,008,204


Gain on sale of leasehold
 and related income. $49,685,371  $     -     $     -     $      -    $     -


Net income............50,302,553  $  633,475  $1,465,929  $1,607,202  $1,399,709


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during the
 year:
 Income from operations.$    964  $      990  $    2,291  $    2,511  $    2,187
 Gain on sale of leasehold
 and related income...    77,634        -           -           -           -

       Net income... $    78,598  $      990  $    2,291  $    2,511  $    2,187


Total assets........ $52,619,753  $  218,618  $  225,143  $  231,668  $  238,193


Long-term obligations..    None        None        None        None        None


Distributions per $5,000
 participation unit, based on
 640 participation units
 outstanding during the year:
  Income............ $     1,306  $      990  $    2,291  $    2,511  $    2,187
  Return of capital..       -             10          10          10          10

 Total distributions.$     1,306  $    1,000  $    2,301  $    2,521  $    2,197



                                -7-


Item 7.	Management's Discussion and Analysis of
Financial Condition and Results of Operation.

        Registrant was organized solely for the purpose of owning the master leasehold of the Property subject to a net operating sublease of the Property held by Sublessee. Registrant was required to pay from Basic Rent the annual rent under the Lease and amounts for supervisory services. Registrant distributed the balance of such Basic Rent to the Participants. Additional Rent was distributed to the Participants after the Additional Payment to Supervisor. Pursuant to the Sublease, Sublessee had assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant did not need to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

        Registrant's results of operations were affected primarily by the amount of rent payable to it under the Sublease.
The following summarizes the material factors affecting
Registrant's results of operations for the three preceding years:

(a)	Total income decreased for the year ended December 31,
1999 as compared with the year ended December 31, 1998.
Such decrease is attributable to the annual rent being prorated in the year ended December 31, 1999. Total income decreased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. Such decrease is attributable to no Additional Rent having been received by Registrant for the lease year ended
June 30, 1998.  See Note 3 of the Notes.

(b)	Total expenses decreased for the year ended December 31,
1999 as compared with the year ended December 31, 1998.
Such decrease resulted from rent expense being prorated for the year ended December 31, 1999. Total expenses decreased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. Such decrease resulted from no additional payment for supervisory services being paid as no Additional Rent was received by Registrant in 1998. See Note 5 of the Notes.

        The amount of Additional Rent payable to Registrant was affected by the cycles in the New York City economy, the ladies' garment industry and the real estate rental market. It is difficult for Registrant to forecast when these markets will improve or deteriorate.

                             -8-
                        Inflation

        Inflationary trends in the economy did not directly impact Registrant's operations, since as noted above, Registrant did not actively engage in the operation of the Property. Inflation could impact the operations of Sublessee prior to the 1999 sale of the Property. Sublessee was required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affected only the amount of Additional Rent payable by Sublessee, which was based on Sublessee's net operating profit.


Item 8.	Financial Statements and Supplementary Data.

        The financial statements, together with the accompanying report by, and the consent to the use thereof, of J.H. Cohn LLP immediately following, are being filed in response to this item.


Item 9.	Disagreements on Accounting and Financial Disclosure.

        Not applicable.








                                -9-
                                PART III


Item 10.Directors and Executive Officers of the Registrant.

        Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth, as to each Agent as of December 31, 1999, the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an
Agent:

                                                     Principal       Date
                         Nature of                   Occupation      Individual
                         Family          Business    and             became
Name             Age     Relationship    Experience  Employment      Agent

Peter L. Malkin  65      None            Real Estate Senior Partner  1988
                                         Supervision and Chairman
                                         and Law     Wien & Malkin
                                                     LLP
Thomas N. Keltner,
 Jr.             53      None            Real Estate Partner         1996
                                         Supervision Wien & Malkin
                                                     and Law LLP

        Mr. Malkin and Mr. Keltner are also members of Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

        The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Agents are either a joint venturer or general partner are as follows:

	Peter L. Malkin is a joint venturer in 250 West 57th St.
        Associates; and a general partner in Empire State
        Building Associates, Garment Capitol Associates and 60
        East 42nd St. Associates.

	Thomas N. Keltner, Jr. is a general partner in 60 East
        42nd St. Associates, Empire State Building Associates and Garment Capitol Associates.

                          -10-
Item 11. Executive Compensation.

         As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

         No remuneration was paid during the current fiscal year ended December 31, 1999 by Registrant to any of the Agents as such. As accrued through the 1999 sale of the Property, Registrant paid Supervisor, for supervisory services and disbursements, fees of $40,000 per annum, plus 10% of all distributions to Participants in any year in excess of the amount representing 23% per annum on the Participants' remaining cash investment in Registrant. The supervisory services provided to Registrant by Supervisor included real estate supervisory, legal, administrative and financial services. The services included, but were not limited to, providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services included monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Registrant has no voting securities (see Item 5 hereof).

         (b)     At December 31, 1999, the Agents in Registrant (see
Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

                       Name and
                       Address of      Amount of
                       Beneficial      Beneficial      Percent
Title of Class           Owners        Ownership       of Class

Participations in 	Peter L. Malkin	$ 8,125		 .254%
Agent Interests 	60 East 42nd Street
                        New York, NY 10165

                                -11-

         At such date, certain of the Agents (or their respective spouses) held additional Participations as follows:


	Peter L. Malkin, Trustee of Mattie Saunders 1983 Trust, owned $7,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

        Entities for the benefit of members of Peter L. Malkin's family own of record and beneficially $35,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that the related Trusts are required to complete scheduled payments to Mr. Malkin.


        (c)     Not applicable.

Item 13. Certain Relationships and Related Transactions.

         (a)     As stated in Items 1 and 10 hereof, Messrs. Peter
L. Malkin and Thomas N. Keltner, Jr. are the Agents in Registrant acting for the Participants. Mr. Malkin's family have also owned equity interests in Sublessee. As a consequence of Mr. Malkin's family having an interest in Sublessee and both Mr. Malkin and Mr. Keltner being members of Supervisor, certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which Mr. Malkin and Mr. Keltner act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for them to act on their behalf. Such transactions included modifications and extensions of the Lease and the Sublease or the sale of the Property or substantially all of Registrant's other assets.

        See Item 1 for a description of the terms of the Sublease. The interest of Mr. Malkin in the Sublease arose solely from the ownership of his family's interest in Sublessee, and he received no extra or special benefit not shared on a pro rata basis with all other equity owners in Sublessee, except that Mr. Malkin and Mr. Keltner, by reason of their respective interests in Supervisor, were entitled to receive their pro rata share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee. See
Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.
                             -12-

        See Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which the Agents in Registrant are among its members. The interest of each of Mr. Malkin and Mr. Keltner in any remuneration paid or given by Registrant to Supervisor arose solely from such person's ownership of an interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

		(b)	Reference is made to paragraph (a) above.

		(c)	Not applicable.

		(d)	Not applicable.








                                -13-

                        PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K.

         (a)(1)  Financial Statements:

        Consent of J.H. Cohn LLP, Certified Public Accountants, dated March 22, 2000.

        Accountant's Report of J.H. Cohn LLP, Certified Public
        Accountants, dated March 20, 2000.

        Balance Sheets at December 31, 1999 and at December 31,
        1998 (Exhibit A).

        Statements of Income for the fiscal years ended December
        31, 1999, 1998 and 1997 (Exhibit B).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1999 (Exhibit C-1).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1998 (Exhibit C-2).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1997 (Exhibit C-3).

        Statements of Cash Flows for the fiscal years ended
        December 31, 1999, 1998 and 1997 (Exhibit D).

        Notes to Financial Statements for the fiscal years ended
        December 31, 1999, 1998 and 1997.

        (2)     Financial Statement Schedules:

                List of Omitted Schedules.

        (3)     Exhibits:  See Exhibit Index.

        (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.


                                -14-


[LETTERHEAD OF J.H. COHN LLP
 ACCOUNTANTS & CONSULTANTS]







                                                 March 22, 2000



Navarre-500 Building Associates (A Co-Tenancy)
New York, N.Y.




We consent to the use of our independent accountants' report dated March 20, 2000 covering our audits of the accompanying financial statements of Navarre-500 Building Associates in connection with and as part of your December 31, 1999 annual report (Form 10-K) to the Securities and
Exchange Commission.





                                                J. H. Cohn LLP





New York, N.Y.
                        -15-





INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Navarre-500 Building Associates
(a general partnership converted in 1999 to a co-tenancy)
New York, N. Y.


We have audited the accompanying balance sheets of Navarre-500 Building Associates (the "Company") as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management.
 Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note 1 to the financial statements the Company ceased to be a general partnership on December 23, 1999, when it was dissolved coincidental with an in-kind liquidating distribution to its partners of all of the Company's assets, and converted to a co-tenancy. On that date, the co-tenants, operating as Navarre-500 Building Associates, the co-tenancy, sold their individual interests in the leasehold property and received in exchange a purchase money note due on January 4, 2000. After December 23, 1999, the co-tenancy conducted its business as Navarre-500 Building Associates for the benefit of each of the co-tenants, on the same respective economic and investment terms as had existed before the partnership's legal dissolution. As a result of the foregoing and in order to reflect the substance of the conveyance of the property, the co-tenancy's transactions for the period subsequent to the dissolution of the general partnership have been combined in the accompanying financial statements with those of the general partnership.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Navarre-500 Building Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                            J.H. Cohn LLP


New York, N. Y.
March 20, 2000
                                -16-


                                                              EXHIBIT A

                              NAVARRE-500 BUILDING ASSOCIATES

                                        BALANCE SHEETS

                                         A S S E T S


                                                            December 31,

                                                         1999        1998
Current Assets:

  Cash in bank.................................... $    25,935    $     -
  Cash in distribution account held by
   Wien & Malkin LLP (Note 9)....................       36,881      53,333
                                                        62,816      53,333

  Purchase money note receivable (Note 1).........  52,500,000        -
  Accrued interest receivable (Note 1)............      56,937        -

          TOTAL CURRENT ASSETS....................  52,619,753      53,333

Real Estate (Note 2):
  Leasehold on property situated at
   500 and 512 Seventh Avenue, New York, NY.......        -      3,200,000

    Less: Accumulated amortization................        -      3,034,715

                                                          -        165,285


          TOTAL ASSETS............................ $52,619,753  $  218,618



                             LIABILITIES AND PARTNERS' CAPITAL



Current Liabilities (Note 1):
  Accrued expenses of sale of leasehold..........  $   212,647  $     -
  Advances from partner, a related party.........    2,525,935        -

      TOTAL CURRENT LIABILITIES.................     2,738,582        -

Partners' Capital (Exhibit C)...................    49,881,171     218,618


      TOTAL LIABILITIES AND PARTNERS' CAPITAL....  $52,619,753  $  218,618









        See accompanying notes to financial statements.
                                -17-

                                                                      EXHIBIT B

                      NAVARRE-500 BUILDING ASSOCIATES

                          STATEMENTS OF INCOME




                                             Year ended December 31,
                                            1999          1998         1997
Revenues:

  Rent income, from a related party
     (Note 3)..........................  $ 1,139,254    $1,167,500   $2,081,782


Expenses:

  Leasehold rent (Note 4)..............      475,706       487,500      487,500

  Supervisory services, to a related
    party (Note 5).....................       40,000        40,000      121,828

  Amortization of leasehold (Note 2)...        6,366         6,525        6,525

                                             522,072       534,025      615,853

          INCOME FROM OPERATIONS.......      617,182       633,475    1,465,929

Gain on sale of leasehold (Note 1).....   49,628,434          -            -

Interest income on purchase money
   note receivable.....................       56,937          -            -
                                                        49,685,371          -            -
    NET INCOME, CARRIED TO
      PARTNERS' CAPITAL (NOTE 8).......  $50,302,553    $  633,475   $1,465,929


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during each year:

   Income from operations..............  $       964    $      990   $    2,291
   Gain on sale of leasehold and
      interest income..................       77,634            -            -

          NET INCOME...................  $    78,598    $      990   $    2,291












        See accompanying notes to financial statements.
                                -18-

                                                          EXHIBIT C-1

                      NAVARRE-500 BUILDING ASSOCIATES

                      STATEMENT OF PARTNERS' CAPITAL
                       YEAR ENDED DECEMBER 31, 1999



                                                       Peter L.     Thomas N.
                                                       Malkin       Keltner,
                                            Total       Group      Jr. Group
Partners' capital, January 1, 1999.... $   218,618   $   109,309   $   109,309


Share of net income of partnership.....    617,182       308,591       308,591


Share of net income of co-tenancy.....  49,685,371    24,842,686    24,842,685

                                        50,521,171    25,260,586    25,260,585

Distributions of partnership:

  Cash distributions..................    (640,000)     (320,000)    (320,000)

  In-kind liquidating distribution to partners of
   their undivided interests of partnership
   assets on December 23, 1999, at cost.. (195,800)      (97,900)     (97,900)

         TOTAL DISTRIBUTIONS...........   (835,800)     (417,900)    (417,900)

Contribution, on December 23, 1999 to capital of
 co-tenancy of cost basis of co-tenants'
 undivided interests in assets received on
 dissolution of partnership.........       195,800        97,900       97,900

         CO-TENANT PARTNERS' CAPITAL,
          DECEMBER 31, 1999........    $49,881,171   $24,940,586  $24,940,585
















        See accompanying notes to financial statements.

                                                                 EXHIBIT C-3

                         NAVARRE-500 BUILDING ASSOCIATES

                         STATEMENT OF PARTNERS' CAPITAL
                           YEAR ENDED DECEMBER 31, 1997




                                                      Peter L.     Stanley
                                                       Malkin      Katzman
                                          Total        Group        Group

Partners' capital, January 1, 1997.... $  231,668   $  115,834   $  115,834


Share of net income..................   1,465,929      732,965      732,964

                                        1,697,597      848,799      848,798

Distributions.......................    1,472,454      736,227      736,227


 PARTNERS' CAPITAL, DECEMBER 31, 1997..$  225,143   $  112,572   $  112,571

























        See accompanying notes to financial statements.

                                                                EXHIBIT C-2

                         NAVARRE-500 BUILDING ASSOCIATES

                          STATEMENT OF PARTNERS' CAPITAL
                           YEAR ENDED DECEMBER 31, 1998


                                                                      Thomas N.
                                                                      Keltner,
                                                                      Jr. Group
                                                                      (formerly
                                                          Peter L.    Stanley
                                                          Malkin      Katzman
                                              Total        Group      Group)


Partners' capital, January 1, 1998........  $225,143     $112,572    $112,571


Share of net income.......................   633,475      316,737     316,738

                                             858,618      429,309     429,309

Distributions...........................     640,000      320,000     320,000


 PARTNERS' CAPITAL, DECEMBER 31, 1998....   $218,618     $109,309    $109,309



























        See accompanying notes to financial statements.

                                                                   EXHIBIT D

                              NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENTS OF CASH FLOWS



                                                    Year ended December 31,
                                                1999          1998         1997
Cash flows from operating activities:
  Net income............................. $ 50,302,553  $   633,475  $ 1,465,929
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization of leasehold.........          6,366        6,525        6,525
     Gain on sale of leasehold...........  (49,628,434)        -            -
     Accrued interest on purchase
      money note receivable..............      (56,937)        -            -

          Net cash provided by operating
           activities....................      623,548      640,000    1,472,454


Cash flows from investing activities:
  Payments of expenses of sale of
   leasehold...........................     (2,500,000)        -            -

          Net cash used in investing
           activities....................   (2,500,000)        -            -


Cash flows from financing activities:
  Cash distributions.....................    (640,000)    (640,000)  (1,472,454)
  Short-term advances from partner.......   2,525,935         -            -

          Net cash provided by (used in)
           financing activities..........   1,885,935     (640,000)  (1,472,454)

          Net change in cash.............       9,483         -            -

Cash, beginning of year..................      53,333       53,333       53,333

          Cash, end of year..............$     62,816  $    53,333  $    53,333


Supplemental disclosure of noncash investing and financing activities:

On December 23, 1999, in connection with the dissolution of the partnership and its conversion to a co-tenancy, the partnership made an in-kind distribution of all its assets to the partners, which had a cost basis of $195,800. On that same date, the co-tenancy sold its leasehold in exchange for a purchase money note receivable in the amount of $52,500,000.






        See accompanying notes to financial statements.

                             NAVARRE-500 BUILDING ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS



1. Business Activity, Sale of Leasehold and Basis of Presentation

Until its dissolution on December 23, 1999 Navarre-500 Building Associates ("Associates") conducted its business as a general partnership which held the tenant's position in the master leasehold of property situated at 500 and 512 Seventh Avenue, New York, New York.

On December 23, 1999, the general partnership was dissolved coincidental with an in-kind liquidating distribution to its partners of all of Associates' assets, and was converted to a co-tenancy. Also, on that date, the co-tenants, operating as Navarre-500 Building Associates, the co-tenancy, sold their individual interests in the leasehold property for $52,500,000 and received in exchange a 5% purchase money note due on January 4, 2000. After December 23, 1999, the co-tenancy conducted its business as Navarre-500 Building Associates for the benefit of each of the co-tenants, on the same respective economic and investment terms as had existed before the partnership's legal dissolution. As a result of the foregoing and in order to reflect the substance of the conveyance of the property, the co-tenancy's transactions for the period subsequent to the dissolution of the general partnership have been combined in the accompanying financial statements with those of the general partnership.

The sale of the leasehold on December 23, 1999 resulted in a gain, computed as follows:

         Sales proceeds allocated to co-tenants                $52,500,000
             Less costs of sale:
               Unamortized cost of leasehold      $   158,919
               Expenses of sale                     2,712,647    2,871,566

             Gain on sale of leasehold                         $49,628,434


In 1999 the co-tenancy borrowed $2,525,935 from a partner, Peter L. Malkin. All all of these funds were used to pay the above expenses of sale. See Note 10.

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

Use of Estimates:

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                -23-


                  NAVARRE-500 BUILDING ASSOCIATES

                    NOTES TO FINANCIAL STATEMENTS
                           (continued)


3. Related Party Transactions - Rent Income

Rent income for the period January 1, 1999 to December 23, 1999 and the years ended December 31, 1998 and 1997 represents the annual basic rent of $1,167,500, under an operating sublease, as modified, with 500-512 Seventh Avenue Associates (the "Sublessee"), plus, for 1997, payments of additional rent. Additional rent is payable in an amount equal to 50% of the Sublessee's defined net income from operations for lease years ending June 30th. For 1999 the rent income of $1,139,254 is the annual basic rent, prorated through December 23, 1999.

For the years ended December 31, 1999 and 1998 no additional rent was earned for the lease years ended June 30th of those years.

For the year ended December 31, 1997, additional rent of $914,282 was earned for the lease year ended June 30, 1997.

No additional rent is accrued by Associates for the period between the end of the Sublessee's lease year ending June 30th and the end of Associates' fiscal year ending December 31st.

In 1995, the Sublessee exercised its renewal option for the second renewal term commencing May 1, 2003 and ending April 30, 2024.

A partner in Associates is also a partner in the Sublessee.



4. Leasehold Rent

Leasehold rent paid during the years ended December 31, 1999, 1998 and 1997 consists of the annual net rent of $487,500 under an operating leasehold, as modified, with GSL Enterprises, Inc. For 1999 the annual net rent expense of $475,706 was prorated through December 23, 1999. In 1995, Associates exercised its option to renew the lease for the second renewal period from May 2, 2003 to May 1, 2024.



5. Related Party Transactions - Supervisory Services

Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1999, 1998 and 1997, totaling $40,000, $40,000 and $121,828, respectively, were paid to the firm of Wien & Malkin LLP. Some members in that firm are partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.
                                -24-


                             NAVARRE-500 BUILDING ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



6. Number of Participants

There were approximately 600 participants in the two participating groups at December 31st of each period presented.


7. Determination of Distributions to Participants

Cash distributions to participants during each year represent the excess of rent income received over the cash expenses.


8. Distributions and Amount of Income per $5,000 Participation Unit

Distributions per $5,000 participation unit during the years 1999, 1998 and 1997, based on 640 participation units outstanding during each year, consisted of the following:
                                                   Year ended December 31,

                                                   1999     1998     1997

            Income..........................      $1,306   $  990   $2,291
            Return of capital...............        -          10       10

                TOTAL DISTRIBUTIONS.........      $1,306   $1,000   $2,301


Distributions in 1999 include non-cash distributions of $306 and cash distributions of $1,000. Income in 1999 per $5,000 participation unit includes $342 from gain on sale of leasehold and related income (Note 1).

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.


9. Concentration of Credit Risk

Associates maintains cash balances in a bank, which is insured, and in a distribution account held by Wien & Malkin LLP, which is not insured.


10. Subsequent Event

On January 4, 2000 the purchase money note receivable and accrued interest was collected in full. The proceeds were used substantially for distributions to the co-tenants, after having paid all the co-tenancy's outstanding liabilities at December 31, 1999.

                                -25-
                         NAVARRE-500 BUILDING ASSOCIATES

                                OMITTED SCHEDULES




The following schedules have been omitted as not applicable in the present instance:




	SCHEDULE I   -  Condensed financial information of registrant.

	SCHEDULE II  -  Valuation and qualifying accounts.

	SCHEDULE III -  Real estate and accumulated depreciation.

	SCHEDULE IV  -  Mortgage loans on real estate.













                                                            SCHEDULE III
                         NAVARRE-500 BUILDING ASSOCIATES

                     Real Estate and Accumulated Depreciation
                               December 31, 1998

Column
  A    Description       Leasehold on property situated at
                                   500 and 512 Seventh Avenue,
                                   New York, New York.

  B    Encumbrances........................................      None


  C    Initial cost to company
          Leasehold......................................   $3,200,000

  D    Costs capitalized subsequent to acquisition.........      None


  E    Gross amount at which carried at
          close of period
          Leasehold......................................   $3,200,000(a)


  F    Accumulated amortization..........................   $3,034,715(b)


  G    Date of construction                                    1921

  H    Date acquired                                   July 1, 1958

  I    Life on which leasehold amortization in
       latest income statements is computed      29 years, 4 months
<?TABLE>

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

        The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Agents in Registrant, pursuant to Powers of Attorney, dated
August 6, 1996 and May 14, 1998 (collectively, the "Power").



NAVARRE-500 BUILDING ASSOCIATES (Registrant)


By:/s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*



Date: April 14, 2000


        Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.


By:/s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: April 14, 2000









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

        13(a)           Letter to Participants, dated
                        February 17, 2000 and accompanying
                        financial reports for the fiscal
                        year ended December 31, 1999.  The
                        foregoing material shall not be
                        deemed to be "filed" with the
                        Commission or otherwise subject to
                        the liabilities of Section 18 of the
                        Securities Exchange Act of 1934.






_______________________
*	Page references are based on a sequential numbering system.

                             -30-
        Number          Document                Page*


        13(b)           Letter to Participants, dated
                        August 31, 1999 and accompanying
                        financial reports for the lease
                        years ended June 30, 1999 and June
                        30, 1998.  The foregoing material
                        shall not be deemed to be "filed"
                        with the Commission or otherwise
                        subject to the liabilities of
                        Section 18 of the Securities
                        Exchange Act of 1934.

        24              Powers of Attorney dated August 6, 1996
                        and May 14, 1998 between Peter L.
                        Malkin and Thomas N. Keltner, Jr. as
                        Agents in Registrant and Stanley
                        Katzman and Richard Shapiro, was
                        filed as Exhibit 24 to Registrant's
                        10-Q dated March 31, 1998 and is
                        incorporated herein by reference.

        27              Financial Data Schedule of Registrant
                        for the fiscal year ended December 31, 1999.




















_______________________
*	Page references are based on a sequential numbering system

