Form 10-Q
period 2000-03-31
NAVARRE 500 BUILDING ASSOCIATES
filed 2000-05-23
CIK 70816

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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
(Unaudited)

For the Three Months
Ended March 31,
2000			1999
Income:

  Rent income, from a
   related party (Note B)	$     -0-	$ 291,875
  Dividend Income	   33,046	      -0-
  Interest Income	   35,034	      -0-
				---------	---------
			Total income	   68,080	  291,875
				---------	---------
Expenses:
	Leasehold rent (Note B)	      -0-	  121,875
	Supervisory services, to a
	  related party (Note C)	      -0-	   10,000
	Amortization of leasehold	      -0-	    1,632
	Interest Expense	    9,542	      -0-
				---------	---------
			Total expenses	    9,542	  133,507
				---------	---------

Net income		$  58,538	$ 158,368
				=========	=========
Earnings per $5,000
	participation unit, based on
	640 participation units
	outstanding during the period	$   91.47	$  247.45
				=========	=========

	Distributions per $5,000
	  Participation:

	Income		$   91.47	$  247.45
	Return of capital	73,528.66	     2.55
				---------	---------
		Total distributions	73,620.13	$  250.00
				=========	=========

	At March 31, 2000 and 1999, there were $3,200,000 of
participations outstanding.




Navarre-500 Building Associates
Condensed Balance Sheet
(Unaudited)

Assets	March 31, 2000	December 31, 1999

  Cash			$       -0-	$    62,816
  Purchase money note
	receivable	        -0-	 52,500,000
  Accrued interest receivable	        -0-	     56,937
  Escrow Account held by
	Wien & Malkin LLP	  2,822,827	        -0-
				-----------	-----------
  Total Assets		  2,822,827	$52,619,753
				===========	===========

Current Liabilities
  Accrued expenses of Sale
	of Leasehold 	        -0-	$   212,647
  Advances from partner,
	 a related party	        -0-	  2,525,935
				-----------	-----------

  Total Current liabilities	$       -0-	$ 2,738,582
				===========	===========

Capital
  Capital January 1:	$49,881,171		   218,618
  Add, Net income of Partnership	        -0-		   617,182
  Add, Net income of co-tenancy:
  January 1, 2000 through
	March 31, 2000	     58,538
  January 1, 1999 through
	December 31, 1999	        -0-	 49,685,371
				-----------	-----------
				$49,939,709	$50,521,171

Distributions of partnership:
  Cash distributions	$47,116,882	    640,000

  In-kind liquidating distributions
	to partners of their undivided
	interests of partnership assets
	on December 23, 1999, at cost	        -0-	   195,000
				-----------	----------
	 TOTAL DISTRIBUTIONS	$47,116,882	$  835,800




Navarre-500 Building Associates
Condensed Balance Sheet
(Unaudited)
(continued)


Contribution, on December 23, 1999    March 31, 2000 December 31, 1999
  to capital co-tenancy of cost
  basis of co-tenants' undivided
  interests in assets received on
  dissolution of partnership	        -0-	   195,000

Co-Tenants' Capital
  March 31, 2000	$2,822,827	        -0-
Co-Tenant Capital
  December 31, 1999	       -0-	$49,881,171
				----------	-----------
Total liabilities and
Co-Tenants' Capital:
	March 31, 2000	$2,822,827
				==========
	December 31, 1999			$52,619,753
						===========



Navarre-500 Building Associates
Condensed Statement of Cash Flows
(Unaudited)



	January 1, 2000	January 1, 1999
	through	through
	March 31, 2000	March 31, 1999

Cash flows from operating activities:
	Net income	$    58,538	$  158,368
	Adjustments to reconcile net income
	  to cash provided by operating
	  activities:
Amortization of leasehold	        -0-	     1,632
Change in deferred credit 	        -0-	    82,292
			-----------	----------
	Net cash provided by operating
	  activities	     58,538	   242,292
			-----------	----------

Cash flows from investing activities:
	Purchase Money Note receivable	$52,500,000	       -0-
	Accrued Interest receivable	     56,937	       -0-
	Accrued expenses of sale	  (212,647)	       -0-
			-----------	----------
	Net cash provided by investing
	  activities	 52,344,290	       -0-
			-----------	----------

Cash flows from financing activities:
	Cash Distributions	(47,116,882)	 (160,000)
	Advances from Partner 	 (2,525,935)	       -0-
			-----------	----------

	Net cash used in financing
	  activities	(49,642,817)	 (160,000)
			-----------	----------
	Increase in cash during period	  2,760,011		   82,292

Cash, beginning of quarter	     62,816	    53,333
			-----------	----------
Cash, end of quarter	$ 2,822,827	$  135,625
			===========	==========





Notes to Condensed Financial Statements (unaudited)

Note A Organization and basis of Presentation

		In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2000, its results of operations and cash flows for the three months ended March 31, 2000 and 1999 and its changes in Partners' capital for the three months ended March 31, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's, Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


Note B Interim Period Reporting

Registrant was organized as a partnership on March
21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999 on the economic terms described in the accompanying financial statements. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy has conducted its business under the name "Navarre-500 Building Associates, a co-tenancy", all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter. In accordance with the terms of the contract of sale, Seller is required to hold 5% of the gross sales price in reserve for one year for contingencies. At March 31, 2000 the balance in the escrow account was $2,822,827. Accordingly, reference herein to Registrant is a reference to Navarre-500 Building Associates, a co-tenancy. Registrant's Agents were Peter L. Malkin and Thomas N. Keltner, Jr. who are now the co-tenant Agents. The land underlying the buildings was owned by an unaffiliated third party and was leased to Registrant under the Lease. The current term of the Lease as extended was to expire on May 1, 2024. The Lease provided for one 21-year renewal option. The annual rent payable by Registrant under the Lease was $487,500 during the current and renewal term.

		Registrant did not operate the Property, but subleased the Property to 500-512 Seventh Avenue Associates ("Sublessee") pursuant to a net operating sublease (the "Sublease"), the current renewal term, was to expire on April 30, 2024. The
Sublease provided for one renewal option co-extensive with the Lease. Peter L. Malkin, an Agent in Registrant, has also been a partner, and now a co-tenant in Sublessee. The Agents in Registrant are also members of Wien & Malkin LLP, which provides supervisory and other services to Registrant and to Sublessee
("Supervisor").  See Note C of this Item 1 ("Note C").

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

Note C Supervisory Services

		Registrant paid Supervisor for special legal services at hourly rates and for supervisory services and disbursements.
The supervisory fees are $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At March 31, 2000, such remaining original cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

		No remuneration was paid during the three month period ended March 31, 2000 by Registrant to any of the Agents as such.
The supervisory services included, among other items, the preparation of certain reports required by the Securities and Exchange Commission, the monitoring or coordination of certain other areas of legal compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Supervisor paid all disbursements and costs of regular accounting services.

		Reference is made to Note B of Item 1 (Note "B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Partners in Registrant and Sublessee arise solely from their respective ownership of participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners received no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective partnership interest in Supervisor, is entitled to receive his pro rata share of any fees or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.

		As of March 31, 2000, the Partners owned of record and beneficially $8,125 participations in Registrant, representing
0.25% of the currently outstanding participations therein.

		In addition, as of March 31, 2000, certain of the Partners in Registrant (or their respective spouses) held additional Participations as follows:

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

	In accordance with the provisions of the respective participating agreements, Peter L. Malkin and Thomas N. Keltner, Jr., in their capacity as agent, purchased from non-consenting Participants an aggregate of $6,875 of participations for the benefit of consenting Participants, all on the terms described in the Agents' Consent Solicitations dated July 15, 1999. Each such purchase may be revised at the discretion of the Agents upon receipt of the consent from the applicable non-consenting Participant.

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations.

		Registrant was a partnership and is now a co-tenancy. As stated in Note B, Registrant was organized for the purpose of acquiring the Master Lease subject to the Sublease. Basic Rent received under the Sublease was used to pay annual rent due under the Master Lease and the Basic Payment to Supervisor for supervisory services. The balance of the Basic Rent was distributed to the Participants. Additional Rent was distributed to the Participants after the Additional Payment to Supervisor.
See Note C above. Pursuant to the Sublease, Sublessee had assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant did not need to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		Registrant did not pay dividends. On January 1, 2000, a regular distribution of $36,882 was made to participants and a distribution of sales proceeds of $47,080,000 was made on January
14, 2000. There were no restrictions on Registrant's ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depended solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant. Registrant expected to make distributions so long as it received the payments provided for under the Sublease. See Note B of Item 1 above.

		Registrant's results of operations were affected primarily by the amount of rent payable to it under the Sublease.


PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

		The Property of Registrant is the subject of the following pending litigation:

		Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc.
as managing and leasing agent for all of the buildings.
Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien
& Malkin LLP filed an arbitration complaint against Helmsley-
Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated
December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's
Sublessee.

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


Date: May 23, 2000


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By  /s/ Stanley Katzman
    Stanley Katzman, Attorney-in-Fact*


Date: May 23, 2000








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