Form 10-Q
period 2000-06-30
NAVARRE 500 BUILDING ASSOCIATES
filed 2000-08-15
CIK 70816

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 0-2673

NAVARRE-500 BUILDING ASSOCIATES

(Exact name of registrant as specified in its charter)

A New York Co-Tenancy Formerly 13-6082674

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Navarre-500 Building Associates

Condensed Statement of Income

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2000 1999 2000 1999

Income:

Rent income, from a

related party (Note B) $ -0- $ 291,875 $ -0- $ 583,750

Dividend income 40,385 -0- 73,430 -0-

Interest income -0- -0- 35,034 -0-

--------- --------- --------- ---------

Total income $ 40,385 $ 291,875 $ 108,464 $ 583,750

--------- --------- --------- ---------

Expenses:

Leasehold rent (Note B) -0- 121,875 -0- 243,750

Supervisory services, to a

related party (Note C) -0- 10,000 -0- 20,000

Amortization of leasehold -0- 1,631 -0- 3,262

Professional fees 11,635 -0- 11,635 -0-

Interest expense -0- -0- 9,542 -0-

--------- --------- --------- ---------

Total expenses $ 11,635 $ 133,506 $ 21,177 $ 267,012

--------- --------- --------- ---------

Net income $ 28,750 $ 158,369 $ 87,287 $ 316,738

========= ========= ========= =========

Earnings per $5,000

participation unit,

based on 640 participation

units outstanding

during the year $ 44.92 $ 247.45 $ 136.39 $ 494.90

========= ========= ========= =========

Distributions per $5,000

participation consisted

of the following:

Income $ -0- $ 247.45 $ 136.39 $ 494.90

Return of capital -0- 2.55 73,483.74 5.10

--------- --------- --------- ---------

Total distributions $ -0- $ 250.00 $ 73,620.13 $ 500.00

========= ========= ========= =========

At June 30, 2000 and 1999, there were $3,200,000 of

participations outstanding.

Navarre-500 Building Associates

Condensed Balance Sheet

(Unaudited)

Assets June 30, 2000 December 31, 1999

Cash $ -0- $ 62,816

Purchase money note

receivable -0- 52,500,000

Accrued interest receivable -0- 56,937

Escrow account held by

Wien & Malkin LLP 2,851,576 -0-

----------- -----------

Total assets $ 2,851,576 $52,619,753

=========== ===========

Current Liabilities

Accrued expenses of sale

of leasehold $ -0- $ 212,647

Advances from partner,

a related party -0- 2,525,935

----------- -----------

Total current liabilities $ -0- $ 2,738,582

----------- -----------

Capital

Capital January 1: $49,881,171 $ 218,618

Add, Net income of Partnership -0- 617,182

Add, Net income of co-tenancy:

January 1, 2000 through

June 30, 2000 87,287

January 1, 1999 through

December 31, 1999 -0- 49,685,371

----------- -----------

$49,968,458 $50,521,171

----------- -----------

Distributions of partnership and

co-tenancy:

Cash distributions:

to co-tenants,January 1, 2000

thru June 30, 2000 47,116,882

to partners, January 1, 1999

thru June 30, 1999 640,000

In-kind liquidating distributions

to partners of their undivided

interests of partnership assets

on December 23, 1999, at cost -0- 195,000

----------- ----------

Total distributions $47,116,882 $ 835,000

----------- ----------

Navarre-500 Building Associates

Condensed Balance Sheet

(Unaudited)

(continued)

June 30, 2000 December 31, 1999

Contribution, on December 23, 1999

to capital of co-tenancy of cost

basis of co-tenants' undivided

interests in assets received on

dissolution of partnership -0- 195,000

---------- -----------

Co-Tenants' Capital

June 30, 2000 $2,851,576

Co-Tenant Capital

December 31, 1999 $49,881,171

---------- -----------

Total liabilities and

Co-Tenants' Capital:

June 30, 2000 $2,851,576

==========

December 31, 1999 $52,619,753

===========

Navarre-500 Building Associates

Condensed Statement of Cash Flows

(Unaudited)

January 1, 2000 January 1, 1999

through through

June 30, 2000 June 30, 1999

Cash flows from operating activities:

Net income $ 87,287 $ 316,738

Adjustments to reconcile net income

to cash provided by operating

activities:

Amortization of leasehold -0- 3,262

Change in deferred credit -0- 82,292

----------- ----------

Net cash provided by operating

activities $ 87,287 $ 402,292

----------- ----------

Cash flows from investing activities:

Purchase Money Note receivable $52,500,000 $ -0-

Accrued Interest receivable 56,937 -0-

Accrued expenses of sale (212,647) -0-

----------- ----------

Net cash provided by investing

activities $52,344,290 $ -0-

----------- ----------

Cash flows from financing activities:

Cash Distributions $(47,116,882) $(320,000)

Advances from Partner (2,525,935) -0-

----------- ----------

Net cash used in financing

Activities $(49,642,817) $(320,000)

----------- ----------

Increase in cash during period $ 2,788,760 $ 82,292

Cash, beginning of period 62,816 53,333

----------- ----------

Cash, end of period $ 2,851,576 $ 135,625

=========== ==========

Notes to Condensed Financial Statements (unaudited)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2000, its results of operations for the six and three months ended June 30, 2000 and 1999, its cash flows for the six months ended June 30, 2000 and 1999 and its changes in Partners' capital for the six months ended June 30, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant was organized as a partnership on March 21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999 on the economic terms described in the accompanying financial statements. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy has conducted its business under the name "Navarre-500 Building Associates, a co-tenancy", all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter. In accordance with the terms of the contract of sale, Seller is required to hold 5% of the gross sales price in reserve for one year for contingencies. At June 30, 2000 the balance in the escrow account was $2,851,576. Accordingly, reference herein to Registrant is a reference to Navarre-500 Building Associates, a co-tenancy. Registrant's Agents were Peter L. Malkin and Thomas N. Keltner, Jr. who are now the co-tenant Agents. The land underlying the buildings was owned by an unaffiliated third party and was leased to

Registrant under the Lease. The current term of the Lease as extended was to expire on May 1, 2024. The Lease provided for one 21-year renewal option. The annual rent payable by Registrant under the Lease was $487,500 during the current and renewal term.

Registrant did not operate the Property, but subleased the Property to 500-512 Seventh Avenue Associates ("Sublessee") pursuant to a net operating sublease (the "Sublease"), of which the current renewal term was to expire on April 30, 2024. The Sublease provided for one renewal option co-extensive with the Lease. Peter L. Malkin, an Agent in Registrant, has also been a partner and now a co-tenant in Sublessee. The Agents in Registrant are also members of Wien & Malkin LLP, which provides supervisory and other services to Registrant and to Sublessee ("Supervisor"). See Note C of this Item 1 ("Note C").

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

Note C Supervisory Services

Registrant paid Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At June 30, 2000, such remaining original cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

No remuneration was paid during the six month period ended June 30, 2000 by Registrant to any of the Agents as such. The supervisory services included, among other items, the preparation of certain reports required by the Securities and Exchange Commission, the monitoring or coordination of certain other areas of legal compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Supervisor paid all disbursements and costs of regular accounting services.

Reference is made to Note B of Item 1 (Note "B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Agents in Registrant and Sublessee arise solely from their respective ownership of participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership or co-tenant interest in Sublessee. The Agents received no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners or co-tenants in Sublessee. However, each of the Agents, by reason of his respective interest in Supervisor, is entitled to receive his pro rata share of any fees or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.

As of June 30, 2000, the Agents owned of record and beneficially $8,125 participations in Registrant, representing 0.25% of the currently outstanding participations therein.

In addition, as of June 30, 2000, certain of the Agents in Registrant (or their respective spouses) held additional Participations as follows:

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

Date: August 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: August 14, 2000

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