Form 10-Q
period 2000-09-30
NAVARRE 500 BUILDING ASSOCIATES
filed 2000-11-22
CIK 70816

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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


An Exhibit Index is located on Page 12 of this Report.
Number of pages (including exhibits) in this filing: 12


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Navarre-500 Building Associates
                        Condensed Statements of Income
                                (Unaudited)

                        					   For the Three Months	  For the Nine Months
                         					    Ended September 30,	  Ended September 30,
                            						  2000       1999	    2000       1999
Income:
  Rent income, from a
   related party (Note B)	      $     -0-	 $ 291,875	  $     -0-	$ 875,625
  Dividend income                   43,233  	 -0-	       116,663	      -0-
  Interest income                   48,290    -0-         83,324       -0-
    	                         				---------	---------	 ---------	---------
	Total income	                   $  91,523	$ 291,875	  $ 199,987	$ 875,625
   		                         				---------	---------	 ---------	-------
Expenses:
  Leasehold rent (Note B)	            -0-	   121,875	        -0-	  365,625
  Supervisory services, to a
    related party (Note C)            -0-	    10,000	        -0-	   30,000
  Amortization of leasehold           -0-	     1,631	        -0-	    4,893
  Professional fees, including
    $33,603 paid to a related
    party in 2000 (Note D)          44,169       -0-      55,804       -0-
  Interest expense                    -0-        -0-       9,542       -0-
                           						---------	---------  	---------	---------
	Total expenses	                    44,169	  133,506	     65,346	  400,518
                           						---------	---------	  ---------	---------
Net income	                   			$  47,354	$ 158,369	  $ 134,641	$ 475,107
                           						========= 	=========	=========	=========
Earnings per $5,000
  participation unit,
  based on 640 participation
  units outstanding
  during the year		              $   73.99	$  247.45	$  210.38	$  742.35
                           						=========	=========	=========	=========
Distributions per $5,000
  participation consisted
  of the following:

	Income	                      			$     -0-	$ 247.45	$  210.38	$  742.35
	Return of capital		                 	 -0-	    2.55	73,409.75      7.65
                           						---------	---------	---------	---------
	Total distributions 	           $     -0-	$ 250.00 $73,620.13 $  750.00
                             				=========	=========	=========	=========

	As of September 30, 2000, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests.
                       Navarre-500 Building Associates
                          Condensed Balance Sheets
                                (Unaudited)

Assets                                   September 30, 2000	December 31, 1999

  Cash	                                    		$       -0-	     $    62,816
  Escrow account held by
	Wien & Malkin LLP	                              2,853,346	        -0-
  Purchase money note
	receivable	                                         -0-	      52,500,000
  Accrued interest receivable	                      45,584	        56,937
                                           				-----------   	-----------
  Total assets                               		$ 2,898,930	   $52,619,753
                                           				===========	   ===========
Current Liabilities
  Accrued expenses of sale
	of leasehold 	                              $       -0-	     $   212,647
  Advances from partner,
	 a related party	                                   -0-	       2,525,935
                                           				-----------	   -----------

  Total current liabilities	                 $       -0-	     $ 2,738,582
                                           				-----------	   -----------
Capital
  Capital January 1:	                        $49,881,171	     $   218,618
  Add, Net income of partnership	                    -0-		        617,182
  Add, Net income of co-tenancy:
    January 1, 2000 through
	September 30, 2000	                             134,641            -0-
    January 1, 1999 through
	December 31, 1999	                                  -0-	      49,685,371
                                          				-----------	    -----------
                                         				$50,015,812	     $50,521,171
                                             	-----------    	-----------
 Distributions of partnership and
    co-tenancy:
    Cash distributions:
	to co-tenants,January 1, 2000
    	thru September 30, 2000                 (47,116,882)
	  	to partners, January 1, 1999
  	thru December 23, 1999                                        (640,000)

    In-kind liquidating distributions
	to partners of their undivided
	interests of partnership assets
	on December 23, 1999, at cost	                     -0-	         (195,800)
                                         				-----------       	----------
	 Total distributions                       $(47,116,882)	     $ (835,800)
                                             -----------        ----------

                       Navarre-500 Building Associates
                          Condensed Balance Sheets
                                 (continued)
                                 (Unaudited)




September 30, 2000 December 31,1999

  Contribution, on December 23, 1999
   to capital of co-tenancy of cost
   basis of co-tenants' undivided
   interests in assets received on
   dissolution of partnership	                        -0-	       195,800
                                               			---------- 	-----------
  Co-tenants' capital
    September 30, 2000                           	$2,898,930
  Co-tenants' capital
    December 31, 1999                                    	 		$49,881,171
                                              				----------	-----------
Total liabilities and
Co-tenants' capital:
   September 30, 2000	                            $2,898,930
                                              				==========
   December 31, 1999			                                      $52,619,753
                                                       						===========


                        Navarre-500 Building Associates
                      Condensed Statements of Cash Flows
                                  (Unaudited)



                          						       January 1, 2000	  January 1, 1999
                             			           through		         through
                         						     September 30, 2000  September 30, 1999

Cash flows from operating activities:
	Net income                           					$   134,641	      	$ 475,107
	Adjustments to reconcile net income
	  to cash provided by operating
	  activities:
	  Amortization of leasehold			                    -0-		          4,893
	  Change in deferred credit 			                   -0-		         82,292
                                      							-----------		    ---------
	Net cash provided by operating
	  activities					                         $   134,641		        562,292
                                     								-----------		    ---------
Cash flows from investing activities:
	Purchase money note receivable	           $52,500,000	     $      -0-
	Accrued interest receivable	                   11,353	            -0-
	Accrued expenses of sale	                    (212,647)	           -0-
                                          			-----------	    ----------
	Net cash provided by investing
	  activities	                             $52,298,706	     $      -0-
                                          			-----------	    ----------

Cash flows from financing activities:
	Cash distributions                       $(47,116,882)	    $ (480,000)
	Advances from partner 	                    (2,525,935)	           -0-
                                          			-----------	    ----------

	Net cash used in financing
	  activities                             $(49,642,817)	    $ (480,000)
                                          			-----------	    ----------

     Net increase in cash                 $  2,790,530 	    $   82,292

Cash, beginning of period 	                     62,816	         53,333
                                           		-----------     ----------
Cash, end of period                       $  2,853,346	     $  135,625
                                          			===========	    ==========



Notes to Condensed Financial Statements (unaudited)

Note A Basis of Presentation

		In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2000, its results of operations for the nine and three months ended September 30, 2000 and 1999, its cash flows for the nine months ended September 30, 2000 and 1999 and its changes in Partners' capital for the nine months ended September 30, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

		Registrant was organized as a partnership on March
21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999 on the economic terms described in the accompanying financial statements. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy has conducted its business under the name "Navarre-500 Building Associates, a co-tenancy", all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter. In accordance with the terms of the contract of sale, Seller is required to hold 5% of the gross sales price in reserve for one year for contingencies. At September 30, 2000 the balance in the escrow account was $2,853,346. Accordingly, reference herein to Registrant is a reference to Navarre-500 Building Associates, a co-tenancy. Registrant's Agents were Peter L. Malkin and Thomas N. Keltner, Jr. who are now the co-tenant Agents. The land underlying the buildings was owned by an unaffiliated third party and was leased to Registrant under the Lease. The current term of the Lease as extended was to expire on May 1, 2024. The Lease provided for one 21-year renewal option. The annual rent payable by Registrant under the Lease was $487,500 during the current and renewal term.

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


Note C Supervisory Services

		Registrant paid Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At September 30, 2000, such remaining original cash investment was $3,200,000, representing the original cash investment of the Participants in Registrant.

		No remuneration was paid during the nine month period ended September 30, 2000 by Registrant to any of the Agents as such. The supervisory services included, among other items, the preparation of certain reports required by the Securities and Exchange Commission, the monitoring or coordination of certain other areas of legal compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Supervisor paid all disbursements and costs of regular accounting services.

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

		As of September 30, 2000, the Agents owned of record and beneficially $8,125 participations in Registrant, representing 0.25% of the currently outstanding participations therein.

		In addition, as of September 30, 2000, certain of the Agents in Registrant (or their respective spouses) held additional
Participations as follows:

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



Note D Professional Fees

          During the quarter ended September 30, 2000, professional fees totaling $33,603 were paid to the firm of Wien & Malkin LLP, a related party.


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

       The Property of Registrant is the subject of the following pending litigation :

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


Date: November 20, 2000


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By  /s/ Stanley Katzman
    Stanley Katzman, Attorney-in-Fact*


Date: November 20, 2000










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











__________________________
Page references are based on sequential numbering system.
13