Form 10-K
period 2000-12-31
NAVARRE 500 BUILDING ASSOCIATES
filed 2001-04-16
CIK 70816

FORM 10-K
        SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2000

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

An Exhibit Index is located on pages 29 through 31 of this Report. Number of pages (including exhibits) in this filing: 39



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

       Registrant did not operate the Property, but subleased the Property to 500-512 Seventh Avenue Associates (the "Sublessee") pursuant to a net operating sublease (the "Sublease"). The current renewal term, as extended, of the Sublease was to expire on April 30, 2024. The Sublease provided for one renewal option for a term co-extensive with the period contained in the Lease. Peter L. Malkin, an Agent in Registrant, has also been a partner and now a co-tenant in Sublessee. The Agents in Registrant are also members of Wien & Malkin LLP, which provides supervisory and other services to Registrant and to Sublessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof
                      -2-
for a description of the services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates. Registrant did not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property, which has been sold by Registrant.

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

       There was no Additional Rent paid for the lease year ended June 30, 1999 by Sublessee and for the short-period of the final lease year ended 12/23/99.

       Additional Rent income was recognized when earned from the Sublessee, at the close of the lease year ending June 30.
Such income was not determinable until the Sublessee, pursuant to the Sublease, rendered to Registrant a certified report on the Sublessee's operation of the Property. The Sublease required that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Additional Rent income and certain supervisory service expense could only be determined after the receipt of such report. The Lease does not provide for the Lessee to render interim reports to Registrant, so no Additional Rent income was reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 3 of the Notes to the Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 2000, 1999 and 1998.

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

        The Registrant and/or its assets are the subject of the following pending litigation:

        Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et.
al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc.
as managing and leasing agent for all of the buildings.
Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In
August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin
LLP filed an arbitration complaint against Helmsley-Spear, Inc.
and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs.
Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, which did include the Registrant's Sublessee prior to the 1999 sale of the Property. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Mr. Malkin and Wien & Malkin LLP are evaluating with counsel possible court review of the decision and other action.
                        -4-



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

        (a) The Participations neither were traded on an established securities market nor were readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations were sold from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur.

        (b)     As of December 31, 2000, there were 609
Participants of record.

        (c) Registrant did not pay dividends. During the years ended December 31, 1999 and December 31, 1998, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation. Distributions in 1999 include non-cash distributions of $306 and cash distributions of $1,000 for each $5,000 Participation. There were no restrictions on Registrant's ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depended solely on Sublessee's ability to make payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof. Registrant expected to make distributions so long as it received the payments provided for under the Sublease. See Item 7 hereof.
                        -5-
[SELECTED FINANCIAL DATA]

Item 6.

                                 NAVARRE-500 BUILDING ASSOCIATES

                                     SELECTED FINANCIAL DATA

                                                    Year ended December 31,
                                      2000         1999         1998        1997        1996

Basic rent income................. $      -     $ 1,139,254  $1,167,500  $1,167,500  $1,167,500
Additional rent income............        -           -            -        914,282   1,071,252

   Total revenues................. $      -     $ 1,139,254  $1,167,500  $2,081,782  $2,238,752


Gain on sale of leasehold and
 related investment income.. ..... $   211,402  $49,685,371  $     -     $     -     $      -


Net income........................ $   170,687  $50,302,553  $  633,475  $1,465,929  $1,607,202


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during the
 year:
    Income (loss) from operations. $       (64) $       964  $      990  $    2,291  $    2,511
    Gain on sale of leasehold and
     related investment income....         330       77,634        -           -           -

       Net income................. $       266  $    78,598  $      990  $    2,291  $    2,511


Total assets...................... $ 2,934,976  $52,619,753  $  218,618  $  225,143  $  231,668


Long-term obligations.............     None        None         None        None        None


Distributions per $5,000
 participation unit, based on
 640 participation units
 outstanding during the year:
  Income.......................... $       266  $     1,306  $      990  $    2,291  $    2,511
  Return of capital...............      73,354           -           10          10          10

   Total distributions............ $    73,620  $     1,306  $    1,000  $    2,301  $    2,521

                                -6-

Item 7.
                           NAVARRE-500 BUILDING ASSOCIATES

        (A GENERAL PARTNERSHIP CONVERTED IN 1999 TO A CO-TENANCY)

                          QUARTERLY RESULTS OF OPERATIONS




The following table presents Associates' operating results for each of the eight fiscal quarters in the period ended December 31, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

                                  Three Months Ended


                                March 31,       June 30,        September 30,   December 31,
                                  1999            1999              1999          1999
Statement of Income Data:
  Basic rent income             $291,875        $291,875        $  291,875      $   263,629
  Gain on sale of leasehold        -                   -                -        49,628,434
  Interest income                  -                   -                -            56,937
    Total revenues               291,875         291,875           291,875       49,949,000

  Leasehold rent                 121,875         121,875           121,875          110,081
  Supervisory services            10,000          10,000            10,000           10,000
  Amortization of leasehold        1,632           1,631             1,631            1,472
    Total expenses               133,507         133,506           133,506          121,553

    Net income                  $158,368        $158,369        $  158,369      $49,827,447

Earnings per $5,000
 participation unit, based
 on 640 participation
 units outstanding during
 each period                    $    247        $    248        $      248      $ 77,855

Earnings per $5,000
 participation unit
 consists of the
 following:
   Income from operations       $    247        $    248        $      248      $    221
   Gain on sale of
     leasehold and related
     investment income                -               -                 -         77,634
                                $    247        $    248        $      248      $ 77,855

                                   -7-
Item 7.
                              NAVARRE-500 BUILDING ASSOCIATES

                (A GENERAL PARTNERSHIP CONVERTED IN 1999 TO A CO-TENANCY)

                       QUARTERLY RESULTS OF OPERATIONS (Continued)

                                               Three Months Ended

                        March 31,       June 30,     September 30,   December 31,
                          2000            2000             2000         2000
Statement of Income Data:
  Dividend and
   interest income      $ 58,538        $ 40,385       $   91,523      $ 45,431
    Total revenues        58,538          40,385           91,523        45,431
  Professional fees          -               -             34,715         6,000
  Cost of sale of
   leasehold                 -            11,635            9,454         3,386
    Total expenses           -            11,635           44,169         9,386

    Net income          $ 58,538        $ 28,750       $   47,354      $ 36,045


Earnings per $5,000
 participation unit, based
 on 640 participation
 units outstanding during
 each period            $     91        $     45        $      74       $    56

Earnings per $5,000
 participation unit,
 consists of the
 following:
  Loss from operations
  Investment income, less $      -           -          $    (54)          (10)
   expenses, on proceeds
   from sale of leasehold $     91            45        $    128            66
                          $     91      $     45        $     74     $      56









                                    -8-



Item 7.	Management's Discussion and Analysis of
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

        Registrant's results of operations were affected primarily by the amount of rent payable to it under the Sublease.
The following summarizes the material factors affecting
Registrant's results of operations for the three preceding years:

(a)	Total income decreased for the year ended December 31,
2000 as compared with the year ended December 31, 1999.
Such decrease is attributable to the property being sold in 1999. Total income decreased for the year ended
December 31, 1999 as compared with the year ended
December 31, 1998. Such decrease is attributable to the annual rent being prorated in the year ended December
31, 1999. See Note 3 of the Notes.

(b) Total expenses decreased for the year ended December 31, 2000 as compared with the year ended December 31, 1999.
Such decrease is attributable to the property being sold in 1999. Total expenses decreased for the year ended
December 31, 1999 as compared with the year ended
December 31, 1998. Such decrease resulted from rent expense being prorated for the year ended December 31, 1999 as a result of the sale on 12/23/99. See Note 4 of the Notes.

        The amount of Additional Rent payable to Registrant was affected by the cycles in the New York City economy, the ladies' garment industry and the real estate rental market. It is difficult for Registrant to forecast when these markets will improve or deteriorate.
                             -9-

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

		Not applicable.
                                -10-

PART III


Item 10.  Directors and Executive Officers of the Registrant.

          Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth, as to each Agent as of December 31, 2000, the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an
Agent:

                                     Principal       Date
                       Nature        of              Occupation      Individual
                       Family        Business        and             became
        Name    Age    Relationship  Experience      Employment      Agent

Peter L. Malkin 66     None          Real Estate     Senior Partner  1988
                                     Supervision     and Chairman
                                     and Law         Wien & Malkin
                                                        LLP
Thomas N. Keltner,
 Jr.            54     None          Real Estate     Partner         1996
                                     Supervision     Wien & Malkin
                                     and Law         LLP

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

                                -11-
	Thomas N. Keltner, Jr. is a general partner in 60 East
42nd St. Associates, Empire State Building Associates and Garment Capitol Associates.



Item 11. Executive Compensation.

         As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

         No remuneration was paid during the current fiscal year ended December 31, 2000 by Registrant to any of the Agents as such. As accrued through the 1999 sale of the Property, Registrant paid Supervisor, for supervisory services and disbursements, fees of $40,000 per annum, plus 10% of all distributions to Participants in any year in excess of the amount representing 23% per annum on the Participants' remaining cash investment in Registrant. The supervisory services provided to Registrant by Supervisor included real estate supervisory, legal, administrative and financial services. The services included, but were not limited to, providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services included monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Registrant has no voting securities (see Item 5 hereof).

        (b)     At December 31, 2000, the Agents in Registrant (see
                Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

                                -12-

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

In accordance with the provisions of the respective participating agreements, Peter L. Malkin, in his capacity as agent, purchased from non-consenting Participants $1,875 of participations for the benefit of consenting Participants, all on the terms described in the Agents' Consent Solicitations dated July 15, 1999. Each such purchase may be revised at the discretion of the Agent upon receipt of the consent from the applicable non-consenting Participant.

         (c)     Not applicable.

Item 13. Certain Relationships and Related Transactions.

         (a)     As stated in Items 1 and 10 hereof, Messrs. Peter
L. Malkin and Thomas N. Keltner, Jr. are the Agents in Registrant acting for the Participants. Mr. Malkin's family have also owned equity interests in Sublessee. As a consequence of Mr. Malkin's family having an interest in Sublessee and both Mr. Malkin and Mr. Keltner being members of Supervisor, certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which Mr. Malkin and Mr. Keltner act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for them to act
                                -13-
on their behalf. Such transactions included modifications and extensions of the Lease and the Sublease or the sale of the Property or substantially all of Registrant's other assets.

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

                                -14-

PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K.

        (a)(1)  Financial Statements:

        Consent of J.H. Cohn LLP, Certified Public Accountants, dated February 15, 2001.

        Accountant's Report of J.H. Cohn LLP, Certified Public
        Accountants, dated February 15, 2001.

        Balance Sheets at December 31, 2000 and at December 31,
        1999 (Exhibit A).

        Statements of Income for the fiscal years ended December
        31, 2000, 1999 and 1998 (Exhibit B).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 2000 (Exhibit C-1).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1999 (Exhibit C-2).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1998 (Exhibit C-3).

        Statements of Cash Flows for the fiscal years ended
        December 31, 2000, 1999 and 1998 (Exhibit D).

        Notes to Financial Statements for the fiscal years ended
        December 31, 2000 ,1999 and 1998.

        (2)     Financial Statement Schedules:

		List of Omitted Schedules.

        (3)     Exhibits:  See Exhibit Index.

        (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.







                                -15-
[LETTERHEAD OF J.H. COHN
ACCOUNTANTS & CONSULTANTS]





                            February 15, 2001



Navarre-500 Building Associates (A Co-Tenancy)
New York, N.Y.


We consent to the use of our independent accountants' report dated February 15, 2001 covering our audits of the accompanying financial statements of Navarre-500 Building Associates in connection with and as part of your December 31, 2000 annual report (Form 10-K) to the Securities and Exchange Commission.





                            J.H. Cohn LLP



New York, N.Y.







                          -16-



INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Navarre-500 Building Associates
(a general partnership converted in 1999 to a co-tenancy)
New York, N. Y.


We have audited the accompanying balance sheets of Navarre-500 Building Associates (the "Company") as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Navarre-500 Building Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                            J.H. Cohn LLP

New York, N. Y.
February 15, 2001

                              -17-
                                                            EXHIBIT A

                                NAVARRE-500 BUILDING ASSOCIATES

                                        BALANCE SHEETS


                                         A S S E T S



                                                       December 31,

                                                         2000        1999

Current Assets:
  Cash in bank.................................     $     -    $    25,935
  Cash in distribution account held by
   Wien & Malkin LLP ..........................           -         36,881
  Escrow account held by Wien & Malkin LLP
   (Notes 1 and 9).............................      2,934,976        -
                                                     2,934,976      62,816

  Purchase money note receivable (Note 1)......           -     52,500,000
  Accrued interest receivable (Note 1)..........          -         56,937

          TOTAL ASSETS..........................    $2,934,976 $52,619,753



                         LIABILITIES AND PARTNERS' CAPITAL



Current Liabilities (Note 1):
  Accrued expenses of sale of leasehold.........   $     -    $   212,647
  Advances from partner, a related party.......          -      2,525,935

           TOTAL CURRENT LIABILITIES...........          -      2,738,582

Contingency (Note 10)..........................

Partners' Capital (Exhibit C).................      2,934,976  49,881,171


   TOTAL LIABILITIES AND PARTNERS' CAPITAL......   $2,934,976 $52,619,753












	See accompanying notes to financial statements.

                              -18-
                                                                EXHIBIT B

                       NAVARRE-500 BUILDING ASSOCIATES

                           STATEMENTS OF INCOME



                                                      Year ended December 31,
                                                          2000         1999           1998
Revenues:

  Rent income, from a related party (Note 3)........  $      -      $ 1,139,254    $1,167,500


Expenses:

  Leasehold rent (Note 4)...........................         -          475,706       487,500

  Supervisory services, to a related party (Note 5a)         -           40,000        40,000

  Amortization of leasehold.........................         -            6,366         6,525

  Professional fees (Note 5b).......................       40,715          -             -

                                                           40,715       522,072       534,025

          INCOME (LOSS) FROM OPERATIONS.............      (40,715)      617,182       633,475

Gain on (cost of)sale of leasehold (Note 1).........      (24,475)   49,628,434          -

Interest and dividend income on purchase money
 note receivable and on proceeds thereof (Note 5c)..      235,877        56,937          -
                                                          211,402    49,685,371          -
          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL (NOTE 8)...............  $   170,687   $50,302,553    $  633,475


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during each year:

   Income (loss) from operations....................  $       (64)  $       964    $      990
   Gain on or cost of sale of leasehold
    and interest and dividend income................          330        77,634          -

          NET INCOME................................  $       266   $    78,598    $      990














	See accompanying notes to financial statements.

                              EXHIBIT C-2

                           NAVARRE-500 BUILDING ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL
                             YEAR ENDED DECEMBER 31, 1999



                                                            Peter L.     Thomas N.
                                                            Malkin        Keltner,
                                                Total       Group       Jr. Group
Partners' capital, January 1, 1999......... $   218,618   $   109,309    $   109,309


Share of net income of partnership..........    617,182       308,591        308,591


Share of net income of co-tenancy..........  49,685,371    24,842,686     24,842,685

                                             50,521,171    25,260,586     25,260,585

Distributions of partnership:

  Cash distributions.......................   (640,000)     (320,000)       (320,000)

  In-kind liquidating distribution to partners of
   their undivided interests of partnership
   assets on December 23, 1999, at cost....   (195,800)      (97,900)        (97,900)

         TOTAL DISTRIBUTIONS...............   (835,800)     (417,900)       (417,900)

Contribution, on December 23, 1999 to capital of
 co-tenancy of cost basis of co-tenants'
 undivided interests in assets received on
 dissolution of partnership................    195,800        97,900          97,900

         CO-TENANT PARTNERS' CAPITAL,
          DECEMBER 31, 1999............... $49,881,171   $24,940,586     $24,940,585



















	See accompanying notes to financial statements.

                                -20-
                                                      EXHIBIT C-1

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 2000




                                                          Peter L.   Thomas N.
                                                          Malkin      Keltner,
                                             Total        Group      Jr. Group

Partners' capital, January 1, 2000......... $49,881,171  $24,940,586  $24,940,585


Share of net income........................     170,687       85,343       85,344

                                             50,051,858   25,025,929   25,025,929

Distributions.............................   47,116,882   23,558,441   23,558,441


   PARTNERS' CAPITAL, DECEMBER 31, 2000.... $ 2,934,976  $ 1,467,488  $ 1,467,488





















	See accompanying notes to financial statements.

                                -21-
                                                           EXHIBIT C-3

                      NAVARRE-500 BUILDING ASSOCIATES

                      STATEMENT OF PARTNERS' CAPITAL
                       YEAR ENDED DECEMBER 31, 1998


                                                                    Thomas N.
                                                                    Keltner,
                                                                    Jr. Group
                                                                    (formerly
                                                         Peter L.   Stanley
                                                         Malkin     Katzman
                                             Total       Group      Group)


Partners' capital, January 1, 1998........ $225,143     $112,572    $112,571


Share of net income.......................  633,475      316,737     316,738

                                            858,618      429,309     429,309

Distributions.............................  640,000      320,000     320,000


  PARTNERS' CAPITAL, DECEMBER 31, 1998.... $218,618     $109,309    $109,309


































	See accompanying notes to financial statements.
                           -22-
                                                            EXHIBIT D

                                NAVARRE-500 BUILDING ASSOCIATES

                                   STATEMENTS OF CASH FLOWS



                                                           Year ended December 31,
                                                         2000          1999          1998
Cash flows from operating activities:
  Net income........................................ $    170,687  $ 50,302,553  $   633,475
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Amortization of leasehold......................         -            6,366        6,525
    (Gain on) cost of sale of leasehold.............       24,475   (49,628,434)        -
     Accrued interest on purchase
      money note receivable.........................         -          (56,937)        -
     Interest and dividend income on purchase
      money note receivable and on proceeds thereof.     (235,877)         -            -

          Net cash provided by (used in)
           operating activities.....................      (40,715)      623,548      640,000


Cash flows from investing activities:
  Payments of expenses of sale of leasehold.........     (246,664)   (2,500,000)        -
  Proceeds from purchase money note receivable
   and interest and dividend income thereon.........   52,802,356          -            -


          Net cash provided by (used in)
           investing activities.....................   52,555,692    (2,500,000)        -


Cash flows from financing activities:
  Cash distributions................................  (47,116,882)     (640,000)    (640,000)
  Short-term advances from (repayment to) partner...   (2,525,935)    2,525,935         -

          Net cash provided by (used in)
           financing activities.....................  (49,642,817)    1,885,935     (640,000)

          Net change in cash........................    2,872,160         9,483         -

Cash, beginning of year.............................       62,816        53,333       53,333

          Cash, end of year......................... $  2,934,976  $     62,816  $    53,333



Cash paid during year for interest.................. $      9,542          -            -


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





	See accompanying notes to financial statements.
                               -23-

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

   The sale of the leasehold on December 23, 1999 resulted in a gain, computed as follows:

        Sales proceeds allocated to co-tenants               $52,500,000
                Less costs of sale:
             Unamortized cost of leasehold   $   158,919
                     Expenses of sale          2,712,647       2,871,566

                Gain on sale of leasehold,
                         reported in 1999                    $49,628,434


In 1999 the co-tenancy borrowed $2,525,935 from a partner, Peter L. Malkin. All of these funds were used to pay the above expenses of sale.

In 2000, the purchase money note receivable and accrued interest was collected in full, and additional expenses of sale were incurred by the co-tenancy, totaling $24,475.

Associates continues to have held in escrow a reserve for contingencies associated with the operations of the leasehold property (see Note 10).



2. Summary of Significant Accounting Policies

    Use of Estimates:

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                -24-
                             NAVARRE-500 BUILDING ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)




3.  Related Party Transactions - Rent Income

    Rent income for the period January 1, 1999 to December 23, 1999 and the year ended December 31, 1998 represents the annual basic rent of $1,167,500, under an operating sublease, as modified, with 500-512 Seventh Avenue Associates
(the "Sublessee"). The term of the sublease was to expire in 2024. For 1999 the rent income of $1,139,254 is the annual basic rent, prorated through December 23, 1999.

    A partner in Associates is also a partner in the Sublessee.

The sublease also provided for additional rent to be paid to Associates based on the Sublessee's net operating profit as defined. No additional rent was earned by Associates in 1999 or 1998.


4.  Leasehold Rent

    Leasehold rent paid during the years ended December 31, 1999 and 1998 consisted of the annual net rent of $487,500 under an operating leasehold, as modified, with GSL Enterprises, Inc. For 1999 the annual net rent expense of $475,706 was prorated through December 23, 1999. Leasehold rent was paid pursuant to an operating lease whose term was to expire 2024.


5a. Related Party Transactions - Supervisory Services

Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1999 and 1998, totaling $40,000 in each year, were paid to the firm of Wien & Malkin LLP. Some members in that firm are partners in Associates. Fees for supervisory services were paid pursuant to an agreement, which amount was based on a rate of return of investment achieved by the participants of Associates each year.

5b. Related Party Transactions - Professional Fees

Professional fees paid in 2000 include $31,715 paid to the firm of Wien & Malkin LLP.

5c. Related Party Transactions - Interest Expense

Interest income in 2000 as shown net of interest expense of $9,542, paid to a partner on his advance in 1999 (Note 1) to cover expenses of sale of the leasehold.


6.  Number of Participants

There were approximately 600 participants in the two participating groups at December 31st of each period presented.
                              -25-

                             NAVARRE-500 BUILDING ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)


7.  Determination of Distributions to Participants

    Cash distributions to participants during 2000 represent mainly the net proceeds from the purchase money note after sale of the leasehold (Note 1), less the co-tenancy's outstanding liabilities at December 31, 1999, and an amount held in escrow.

    Cash distributions to participants during 1999 and 1998 represent mainly the excess of rent income received over the cash expenses.


8.  Distributions and Amount of Income per $5,000 Participation Unit

    Distributions per $5,000 participation unit during the years 2000, 1999 and 1998, based on 640 participation units outstanding during each year, consisted of the following:
                                                   Year ended December 31,

                                                   2000     1999     1998

            Income..........................     $   266   $1,306   $  990
            Return of capital...............      73,354     -          10

                TOTAL DISTRIBUTIONS.........     $73,620   $1,306   $1,000


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


9. Concentration of Credit Risk

   At December 31, 2000 the money held by Wien & Malkin LLP as escrow agent was not insured.


10. Contingency

From June 1997 through the date of Associates' sale of its leasehold, Wien & Malkin LLP and Peter L. Malkin, an agent for Associates, were engaged in a dispute with Helmsley-Spear, Inc. the managing agent of the Sublessee, concerning the management, leasing and supervision of the property. In this connection, certain legal and professional fees and other expenses were paid and incurred. Associates' allocable share of such costs is as yet undetermined. Accordingly, the expenses and related liability with respect to such costs has not been reflected in the financial statements.
                                -26-

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











                                -27-




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



Date: April 16, 2001


        Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.


By:/s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: April 16, 2001









________________________
*	Mr. Katzman supervises accounting functions for Registrant.


                                -28-
                        EXHIBIT INDEX

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




_______________________
*	Page references are based on a sequential numbering system
                                -29-

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

        13(a)   Letter to Participants, dated
                January 31, 2001 and accompanying
                financial reports for the fiscal
                year ended December 31, 2000.  The
                foregoing material shall not be
                deemed to be "filed" with the
                Commission or otherwise subject to
                the liabilities of Section 18 of the
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
























_______________________
*	Page references are based on a sequential numbering system