Form 10-Q
period 2001-03-31
NAVARRE 500 BUILDING ASSOCIATES
filed 2001-05-21
CIK 70816

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Navarre-500 Building Associates

Condensed Statement of Income

(Unaudited)

For the Three Months

Ended March 31,

2001 2000

Income:

Rent income, from a

related party (Note B) $ -0- $ -0-

Dividend Income 40,478 33,046

Interest Income -0- 35,034

--------- ---------

Total income 40,478 68,080

--------- ---------

Expenses:

Leasehold rent (Note B) -0- -0-

Supervisory services, to a

related party (Note C) -0- -0-

Professional fees (Note D) 13,753 -0-

Interest Expense -0- 9,542

--------- ---------

Total expenses 13,753 9,542

--------- ---------

Net income $ 26,725 $ 58,538

========= =========

Earnings per $5,000

participation unit, based on

640 participation units

outstanding during the period $ 41.76 $ 91.47

========= =========

Distributions per $5,000

Participation:

Income $ -0- $ 91.47

Return of capital -0- 73,528.66

--------- ---------

Total distributions $ -0- $ 73,620.13

========= =========

As of March 31, 2001, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based upon the original participating interests.

See notes to condensed financial statements.

Navarre-500 Building Associates

Condensed Balance Sheet

(Unaudited)

Assets March 31, 2001 December 31, 2000

Cash $ -0- $ -0-

Escrow Account held by

Wien & Malkin LLP 2,961,701 2,934,976

----------- -----------

Total Assets $ 2,961,701 $ 2,934,976

=========== ===========

Current Liabilities

Total Current liabilities $ -0- $ -0-

=========== ===========

Capital

Capital January 1: $ 2,934,976 $49,881,171 Add, Net income

January 1, 2001 through

March 31, 2001 26,725

January 1, 2000 through

December 31, 2000 -0- 170,687

----------- -----------

$ 2,961,701 $50,051,858

Cash distributions -0- (47,116,882)

----------- -----------

Capital, March 31, 2001 2,961,701 -0-

Capital, December 31, 2000 -0- 2,934,976

---------- -----------

Total liabilities and

Capital:

March 31, 2001 $2,961,701

==========

December 31, 2000 $ 2,934,976

===========

See notes to condensed financial statements.

Navarre-500 Building Associates

Condensed Statement of Cash Flows

(Unaudited)

January 1, 2001 January 1, 2000

through through

March 31, 2001 March 31, 2000

Cash flows from operating activities:

Net income and net cash provided

by operating activities $ 26,725 $ 58,538

----------- ----------

Cash flows from investing activities:

Purchase Money Note receivable $ -0- $52,500,000

Accrued Interest receivable -0- 56,937

Accrued expenses of sale -0- (212,647)

----------- ----------

Net cash provided by investing

activities -0- 52,344,290

----------- ----------

Cash flows from financing activities:

Cash Distributions -0- (47,116,882)

Advances from Partner -0- (2,525,935)

----------- ----------

Net cash used in financing

activities -0- (49,642,817)

----------- ----------

Increase in cash during period 26,725 2,760,011

Cash, beginning of quarter 2,934,976 62,816

----------- ----------

Cash, end of quarter $ 2,961,701 $2,822,827

=========== ==========

See notes to condensed financial statements.

Notes to Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2001, its results of operations and cash flows for the three months ended March 31, 2001 and 2000 and its changes in Partners' capital for the three months ended March 31, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant was organized as a partnership on March 21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy has conducted its business under the name "Navarre-500 Building Associates, a co-tenancy", all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter. In accordance with the terms of the contract of sale, Seller is required to hold 5% of the gross sales price in reserve for one year for contingencies. At March 31, 2001 the balance in the escrow account was $2,961,701. Accordingly, reference herein to Registrant is a reference to Navarre-500 Building Associates, a co-tenancy. Registrant's Agents were Peter L. Malkin and Thomas N. Keltner, Jr. who are now the co-tenant Agents. The land underlying the buildings was owned by an unaffiliated third party and was leased to

Registrant under the Lease. The current term of the Lease as extended was to expire on May 1, 2024. The Lease provided for one 21-year renewal option. The annual rent payable by Registrant under the Lease was $487,500 during the current and renewal term.

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

Note C Supervisory Services

Registrant paid Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees were $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At March 31, 2001, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based upon the original participating interests.

No remuneration was paid during the three month period ended March 31, 2001 by Registrant to any of the Agents as such. The supervisory services included, among other items, the preparation of certain reports required by the Securities and Exchange Commission, the monitoring or coordination of certain other areas of legal compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business.

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

As of March 31, 2001, the Partners owned of record and beneficially $8,125 participations in Registrant, representing 0.25% of the currently outstanding participations therein.

In addition, as of March 31, 2001, certain of the Partners in Registrant (or their respective spouses) held additional Participations as follows:

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

In accordance with the provisions of the respective participating agreements, Peter L. Malkin, in his capacity as agent, purchased from non-consenting Participants an aggregate of $1,875 of participations for the benefit of consenting Participants, all on the terms described in the Agents' Consent Solicitations dated July 15, 1999. Each such purchase may be revised at the discretion of the Agents upon receipt of the consent from the applicable non-consenting Participant.

Note D Professional Fees

During the quarter ended March 31, 2001, professional fees totaling $13,303 were paid to the firm of Wien & Malkin LLP,a related party.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The parties' applications to the court are pending.

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

Date: May 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Richard A. Shapiro

Richard A. Shapiro, Attorney-in-Fact*

Date: May 21, 2001

__________________________

* Mr. Shapiro supervises accounting functions for Registrant.

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