Form 10-Q
period 2001-06-30
NAVARRE 500 BUILDING ASSOCIATES
filed 2001-08-20
CIK 70816

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Navarre-500 Building Associates

Condensed Statement of Income

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2001 2000 2001 2000

Income:

Rent income, from a

related party (Note B) $ -0- $ -0- $ -0- $ -0-

Dividend income 32,738 40,385 73,216 73,430

Interest income -0- -0- -0- 35,034

--------- --------- --------- ---------

Total income $ 32,738 $ 40,385 $ 73,216 $ 108,464

--------- --------- --------- ---------

Expenses:

Leasehold rent (Note B) -0- -0- -0- -0-

Supervisory services, to a

related party (Note C) -0- -0- -0- -0-

Professional fees (Includes

$13,303 to a related party)

(Note D) 321 11,635 14,074 11,635

Interest expense -0- -0- -0- 9,542

--------- --------- --------- ---------

Total expenses $ 321 $ 11,635 $ 14,074 $ 21,177

--------- --------- --------- ---------

Net income $ 32,417 $ 28,750 $ 59,142 $ 87,287

========= ========= ========= =========

Earnings per $5,000

participation unit,

based on 640 participation

units outstanding

during the period $ 50.65 $ 44.92 $ 92.41 $ 136.39

========= ========= ========= =========

Distributions per $5,000

participation consisted

of the following:

Income $ -0- $ -0- $ -0- $ 136.39

Return of capital -0- -0- -0- 73,483.74

--------- --------- --------- ---------

Total distributions $ -0- $ -0- $ -0- $73,620.13

========= ========= ========= =========

As of June 30, 2001, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based upon the original participating interests.

See notes to condensed financial statements.

Navarre-500 Building Associates

Condensed Balance Sheet

(Unaudited)

Assets June 30, 2001 December 31, 2000

Cash $ -0- $ -0-

Escrow account held by

Wien & Malkin LLP 2,994,118 2,934,976

----------- -----------

Total Assets $ 2,994,118 $ 2,934,976

----------- -----------

Current Liabilities

Total Current liabilities $ -0- $ -0-

----------- -----------

Capital

Capital January 1: $ 2,934,976 $49,881,171

Add, Net income

January 1, 2001 through

June 30, 2001 59,142 -0-

January 1, 2000 through

December 31, 2000 -0- 170,687

----------- -----------

$2,994,118 $50,051,858

Cash distributions -0- (47,116,882)

----------- -----------

Capital, June 30, 2001 $2,994,118 -0-

Capital, December 31, 2000 -0- $ 2,934,976

---------- -----------

Total liabilities and

Capital:

June 30, 2001 $2,994,118

==========

December 31, 2000 $ 2,934,976

===========

See notes to condensed financial statements.

Navarre-500 Building Associates

Condensed Statement of Cash Flows

(Unaudited)

January 1, 2001 January 1, 2000

through through

June 30, 2001 June 30, 2000

Cash flows from operating activities:

Net income and net cash provided

by operating activities $ 59,142 $ 87,287

----------- ----------

Cash flows from investing activities:

Purchase Money Note receivable $ -0- $ 52,500,000

Accrued Interest receivable -0- 56,937

Accrued expenses of sale -0- (212,647)

----------- ----------

Net cash provided by investing

Activities $ -0- $ 52,344,290

----------- ----------

Cash flows from financing activities:

Cash Distributions $ -0- $ (47,116,882)

Advances from Partner -0- (2,525,935)

----------- ----------

Net cash used in financing

Activities $ -0- $ (49,642,817)

----------- ----------

Increase in cash during period $ 59,142 $ 2,788,760

Cash, beginning of period 2,934,976 62,816

----------- ----------

Cash, end of period $ 2,994,118 $ 2,851,576

=========== ==========

See notes to condensed financial statements.

Notes to Condensed Financial Statements (unaudited)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2001, its results of operations for the six months and three months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 and its changes in Partners' capital for the six months ended June 30, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant was organized as a partnership on March 21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy has conducted its business under the name "Navarre-500 Building Associates", a co-tenancy, all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter. In accord with the applicable agreements regarding sale, each of Associates and Lessee is required to hold 5% of its sales proceeds in reserve until the later of (a) one year after sale or (b) satisfaction of all post-closing obligations. At June 30, 2001 the balance in the escrow account was $2,994,118. Accordingly, reference herein to Registrant is a reference to Navarre-500 Building Associates, a co-tenancy. Registrant's Agents were Peter L. Malkin and Thomas N. Keltner, Jr. who are now the co-tenant Agents. The land underlying the buildings was owned by an unaffiliated third party and was leased to Registrant under the Lease. The current term of the Lease as extended was to expire on May 1, 2024. The Lease provided for one 21-year renewal option. The annual rent payable by Registrant under the Lease was $487,500 during the current and renewal term.

Registrant did not operate the Property, but subleased the Property to 500-512 Seventh Avenue Associates ("Sublessee") pursuant to a net operating sublease (the "Sublease"), the current renewal term was to expire on April 30, 2024. The Sublease provided for one renewal option co-extensive with the Lease. Peter L. Malkin, an Agent in Registrant, has also been a partner and now a co-tenant in Sublessee. The Agents in Registrant are also members of Wien & Malkin LLP, which provides supervisory and other services to Registrant and to Sublessee ("Supervisor"). See Note C of this Item 1 ("Note C").

Under the Sublease, Sublessee was required to pay (i) annual basic rent of $1,167,500 during the current renewal term and the additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and the renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

Note C Supervisory Services

Registrant paid Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees were $40,000 per annum (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At June 30, 2001, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based upon the original participating interests.

No remuneration was paid during the six month period ended June 30, 2001 by Registrant to any of the Agents as such. The supervisory services included, among other items, the preparation of certain reports required by the Securities and Exchange Commission, the monitoring or coordination of certain other areas of legal compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business.

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

As of June 30, 2001, the Agents owned of record and beneficially $8,125 participations in Registrant, representing 0.25% of the currently outstanding participations therein.

In addition, as of June 30, 2001, certain of the Agents in Registrant (or their respective spouses) held additional Participations as follows:

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

Note D Professional Fees

During the six months ended June 30, 2001, fees totaling $13,303 were paid to the firm of Wien & Malkin LLP, a related party.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. Mr. Malkin and Wien & Malkin LLP have served notice of appeal of the court's determination.

Item 6. Exhibits and Report on Form 8-K
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

Date: August 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: August 20, 2001

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