Form 10-Q
period 2001-09-30
NAVARRE 500 BUILDING ASSOCIATES
filed 2001-11-15
CIK 70816

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        (Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

                Commission file number 0-2673

                NAVARRE-500 BUILDING ASSOCIATES
(Exact name of registrant as specified in its charter)

A New York Co-Tenancy                   13-6082674
(State or other jurisdiction of 	(I.R.S. Employer
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
                         (Unaudited)

                              For the Three Months For the Nine Months
                               Ended September 30, Ended September 30,
                                  2001       2000          2001       2000
Income:
  Rent income, from a
   related party (Note B)      $   -0-  $    -0-        $    -0-     $    -0-
  Dividend income                26,935    43,233        100,151      116,663
  Interest income                  -0-     48,290            -0-       83,324
                              ---------   ---------     ---------   ---------
        Total income           $ 26,935  $ 91,523       $100,151     $199,987
                              ---------  ---------      ---------   ---------
Expenses:
  Leasehold rent (Note B)          -0-       -0-             -0-         -0-
  Supervisory services, to a
    related party (Note C)         -0-       -0-             -0-         -0-
  Amortization of leasehold        -0-       -0-             -0-         -0-
  Special fees, including
    $15,253 paid to a related
    party in 2001 (Note D)       8,700    44,169          22,774      55,804
  Interest expense                 -0-       -0-             -0-       9,542
                              ---------  ---------      ---------   ---------
     Total expenses              8,700    44,169          22,774      65,346
                              ---------  ---------      ---------   ---------
Net income                    $ 18,235  $ 47,354        $ 77,377    $134,641
                              =========  =========      =========   =========
Earnings per $5,000
  participation unit,
  based on 640 participation
  units outstanding
  during the period           $  28.49  $  73.99        $ 120.90    $ 210.38
                              =========  =========      =========  =========
Distributions per $5,000
  participation consisted
  of the following:
        Income                 $    -0- $   -0-         $   -0-     $   210.38
        Return of capital           -0-     -0-             -0-      73,409.75
                              ---------  ---------      --------     --------
      Total distributions      $    -0- $   -0-             -0-     $73,620.13
                              =========  =========      ========    =========

	As of September 30, 2001, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests. See notes to condensed financial statements.

                           -1-
                        Navarre-500 Building Associates
                        Condensed Balance Sheets
                                (Unaudited)

        Assets                September 30, 2001     December 31, 2000

  Cash                              $       -0-     $       -0-
  Escrow account held by
        Wien & Malkin LLP               3,012,353       2,934,976
                                      -----------     -----------
         Total assets                 $ 3,012,353     $ 2,934,976
                                      ===========     ===========
Current Liabilities
    Total current liabilities       $       -0-     $       -0-
                                      -----------     -----------
Capital
  Capital January 1:                  $ 2,934,976     $49,881,171
    Add, Net income
    January 1, 2001 through
        September 30, 2001                77,377            -0-
    January 1, 2000 through
        December 31, 2000                   -0-         170,687
                                     -----------     -----------
                                     $ 3,012,353     $50,051,858
    Cash distributions                      -0-      (47,116,882)
                                     -----------     ----------
    Capital, September 30, 2001      $ 3,012,353            -0-
    Capital, December 31, 2000               -0-     $ 2,934,976
                                     -----------     -----------
Total liabilities and
  capital:
   September 30, 2001                $ 3,012,353
                                     ===========
   December 31, 2000                                $ 2,934,976
                                                    ===========



See notes to condensed financial statements.

                              -2-

                        Navarre-500 Building Associates
                      Condensed Statements of Cash Flows
                                (Unaudited)



                                            January 1, 2001   January 1, 2000
                                                  through        through
                                          September 30, 2001 September 30, 2000

Cash flows from operating activities:
	Net income and net cash provided
      by operating activities                   $    77,377         $ 134,641
                                                -----------         ---------
Cash flows from investing activities:
        Purchase money note receivable          $       -0-      $ 52,500,000
        Accrued interest receivable                     -0-            11,353
        Accrued expenses of sale                        -0-          (212,647)
                                                -----------         ----------
	Net cash provided by investing
          activities                            $       -0-      $ 52,298,706
                                                -----------         ----------

Cash flows from financing activities:
        Cash distributions                      $       -0-      $(47,116,882)
        Advances from partner                           -0-        (2,525,935)
                                                ------------     ------------
	Net cash used in financing
          activities                            $       -0-      $(49,642,817)
                                                 -----------     ----------
	Net increase in cash
       during period                            $     77,377     $  2,790,530

Cash, beginning of period                          2,934,976           62,816
                                                  -----------      ----------
Cash, end of period                             $  3,012,353     $  2,853,346
                                                  ===========      ==========


See notes to condensed financial statements


        Notes to Condensed Financial Statements (unaudited)

                           -3-
                Note A Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2001, its results of operations for the nine months and three months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 and its changes in Partners' capital for the nine months ended September 30, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


Note B Interim Period Reporting

        Registrant was organized as a partnership on March
21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy has conducted its business under the name "Navarre-500 Building Associates", a co-tenancy, all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter, and the Registrant continues as such co-tenancy. In accord with the applicable agreements regarding sale, each of Associates and Lessee is required to hold 5% of its sales proceeds in reserve until satisfaction of all post-closing obligations. At September 30, 2001 the balance in the escrow account was $3,012,353.
                           -4-
        Registrant's Agents were Peter L. Malkin and Thomas
N. Keltner, Jr. who are now the co-tenant Agents. The land underlying the buildings was owned by an unaffiliated third party and was leased to Registrant under the Lease. The current term of the Lease as extended was to expire on May 1, 2024. The Lease provided for one 21-year renewal option. The annual rent payable by Registrant under the Lease was $487,500 during the current and renewal term.

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


Note C Supervisory Services

        Registrant pays Supervisor for services at hourly rates and for disbursements. The supervisory fees were $40,000 per annum, prior to the Registrant's sale of its property, (the
"Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At September 30, 2001, the investment of the Participants had been repaid in full, but the Participants continue to hold pro rata interests in Registrant based upon the original participating interests.
                          -5-
	  No remuneration was paid during the nine month period ended September 30, 2001 by Registrant to any of the Agents as such. The supervisory services provided to Registrant by Supervisor have included providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

	Reference is made to Note B of Item 1 (Note "B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Agents in Registrant and Sublessee arise solely from their respective ownership of Participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership or co-tenant interest in Sublessee. The Agents as such received no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners or co-tenants in Sublessee. However, each of the Agents, by reason of his interests in Supervisor, may receive income attributable to any fees or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.

        As of September 30, 2001, the Agents owned of record and beneficially $8,125 Participations in Registrant, representing 0.25% of the currently outstanding Participations therein.

        In addition, as of September 30, 2001, certain of the Agents in Registrant (or their respective spouses) held additional Participations as follows:
                           -6-
Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $35,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Mr. Malkin.

        Peter L. Malkin, as trustee owned $7,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	In accordance with the provisions of the respective participating agreements, Peter L. Malkin, in his capacity as Agent, purchased from non-consenting Participants an aggregate of $1,875 of Participations for the benefit of consenting Participants, all on the terms described in the Agents' Consent Solicitation dated July 15, 1999. Each such purchase may be revised at the discretion of the Agents upon receipt of the consent from the applicable non-consenting Participant.



Note D - Special Fees

          During the nine months ended September 30, 2001, fees totaling $15,253 were paid to Wien & Malkin LLP, a related party.


Note E Subsequent Event

          On October 3, 2001, a distribution of $2,000,000 was made to the Participants.



Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


        Registrant was a partnership and is now a co-tenancy.
As stated in Note B, Registrant was organized for the purpose of acquiring the Master Lease subject to the Sublease. Basic Rent received under the Sublease was used to pay annual rent due under the Master Lease and the Basic Payment to Supervisor for supervisory services. The balance of the Basic Rent was distributed to the Participants. Additional Rent was distributed to the Participants after the Additional Payment to Supervisor. See Note C above. Pursuant to the Sublease, Sublessee had assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant did not need to maintain substantial liquid assets to defray any operating expenses of the Property.
                           -7-
        Registrant did not pay dividends. On January 1, 2000, a regular distribution of $36,882 was made to Participants, and a distribution of sales proceeds of $47,080,000 was made on January 14, 2000.


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


Date: November 15, 2001


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By  /s/ Stanley Katzman
    Stanley Katzman, Attorney-in-Fact*


Date: November 15, 2001










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

                                -11-