Form 10-K
period 2001-12-31
NAVARRE 500 BUILDING ASSOCIATES
filed 2002-04-16
CIK 70816

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2001

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

An Exhibit Index is located on pages 27 through 29 of this Report. Number of pages (including exhibits) in this filing: 29

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

        Registrant did not operate the Property, but subleased the Property to 500-512 Seventh Avenue Associates (the "Sublessee") pursuant to a net operating sublease (the "Sublease"). The current renewal term, as extended, of the Sublease was to expire on April 30, 2024. The Sublease provided for one renewal option for a term co-extensive with the Lease. Peter L. Malkin, an Agent in Registrant, has also been a partner and now a co-tenant in Sublessee. The Agents in Registrant are also members of Wien & Malkin LLP, which provides supervisory and other services to Registrant and to Sublessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the

                           -1-
services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates. Registrant did not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property, which has been sold by Registrant.

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

         Additional Rent income was recognized when earned from the Sublessee, at the close of the lease year ending June 30.
Such income was not determinable until the Sublessee, pursuant to the Sublease, rendered to Registrant a certified report on the Sublessee's operation of the Property. The Sublease required that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Additional Rent income and certain supervisory service expense could only be determined after the receipt of such report. The Lease does not provide for the Lessee to render interim reports to Registrant, so no Additional Rent income was reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 3 of the Notes to the Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 2001, 2000, and 1999.

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
                                 -2-
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

         The Registrant and/or its assets are the subject of the following pending litigation:

         Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various

                          -3-
entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. Mr. Malkin and Wien & Malkin LLP have served notice of appeal of the court's determination.


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

		(b)	As of December 31, 2001, there were 609
Participants of record.

                             -4-
		(c)	Registrant did not pay dividends. On January
1, 2000, a regular distribution of $36,882 was made to Participants, and a distribution of sales proceeds of $47,080,000 was made on January 14, 2000. On October 3, 2001, a distribution of $2,000,000 was made to Participants.


[SELECTED FINANCIAL DATA]

Item 6.
                                 NAVARRE-500 BUILDING ASSOCIATES

                                     SELECTED FINANCIAL DATA

                                                    Year ended December 31,
                                      2001         2000         1999         1998        1997

Basic rent income................. $      -     $      -     $ 1,139,254  $1,167,500  $1,167,500
Additional rent income............        -            -           -            -        914,282

   Total revenues.................        -     $      -     $ 1,139,254  $1,167,500  $2,081,782


Gain on sale of leasehold and
 related investment income.. ..... $   106,650  $   211,402  $49,685,371  $     -     $     -


Net income........................ $    83,876  $   170,687  $50,302,553  $  633,475  $1,465,929


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during the
 year:
    Income (loss) from operations. $       (36) $       (64) $       964  $      990  $    2,291
    Gain on sale of leasehold and
     related investment income....         167          330       77,634        -           -

       Net income.................         131  $       266  $    78,598  $      990  $    2,291


Total assets...................... $ 1,018,852  $ 2,934,976  $52,619,753  $  218,618  $  225,143


Long-term obligations.............     None        None         None        None        None


Distributions per $5,000
 participation unit, based on
 640 participation units
 outstanding during the year:
  Income.......................... $       131  $       266  $     1,306  $      990  $    2,291
  Return of capital...............       2,994       73,354           -           10          10

   Total distributions............ $     3,125  $    73,620  $     1,306  $    1,000  $    2,301

                            -5-


Item 7.
                               NAVARRE-500 BUILDING ASSOCIATES

                              QUARTERLY RESULTS OF OPERATIONS




The following table presents Associates' operating results for each of the eight fiscal quarters in the period ended December 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form
10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.


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



Earnings per $5,000
 participation unit,
 consists of the
 following:
   Loss from operations $    -          $   -          $    (54)       $    (10)
   Investment income on
   proceeds from sale
   of leasehold         $    91             45         $    128         $     66
                        $    91         $   45         $     74         $     56



                                     -6-


Item 7.
                              NAVARRE-500 BUILDING ASSOCIATES

                       QUARTERLY RESULTS OF OPERATIONS (Continued)


                                            Three Months Ended
                            March 31,   June 30,   September 30,   December 31,
                               2001       2001            2001          2001

Statement of Income Data:
  Dividend and
   interest income           $ 40,478   $ 32,738     $   26,935     $  6,499
    Total revenues             40,478     32,738         26,935        6,499

  Professional fees            13,753        321          8,700         -
    Total expenses             13,753        321          8,700         -

    Net income               $ 26,725   $ 32,417     $   18,235     $  6,499

Earnings per $5,000
 participation unit, based
 on 640 participation
 units outstanding during
 each period                $     42    $     51     $       28      $     10

Earnings per $5,000
 participation unit,
 consists of the
 following:
   Loss from operations    $    (21)    $      -       $     15        $   -
   Investment income on
    proceeds from sale
    of leasehold                (63)          51             43        $    10
                           $     42     $     51       $     28        $    10

                                -7-




Item 7.	Management's Discussion and Analysis of
Financial Condition and Results of Operation.

		Registrant was a partnership and is now a co-tenancy. Registrant was organized for the purpose of acquiring the Master Lease subject to the Sublease. Basic Rent received under the Sublease was used to pay annual rent due under the Master Lease and the Basic Payment to Supervisor for supervisory services. The balance of the Basic Rent was distributed to the Participants. Additional Rent was distributed to the Participants after the Additional Payment to Supervisor. Pursuant to the Sublease, Sublessee had assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant did not need to maintain substantial liquid assets to defray any operating expenses of the Property.


Item 8. Professional Fees

         During the twelve months ended December 31, 2001, fees totaling $15,253 were paid to Wien & Malkin LLP, a related party


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


Item 9.	Financial Statements and Supplementary Data.

         The financial statements, together with the accompanying report by, and the consent to the use thereof, of J.H. Cohn LLP immediately following, are being filed in response to this item.


Item 10. Disagreements on Accounting and Financial Disclosure.

         Not applicable.
                           -8-

                        PART III


Item 10. Directors and Executive Officers of the Registrant.

         Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth, as to each Agent as of December 31, 2001, the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an
Agent:

                                                     Principal       Date
                        Nature of                    Occupation      Individual
                        Family          Business     and             became
        Name    Age     Relationship    Experience   Employment      Agent

Peter L. Malkin 67      None            Real Estate  Senior Partner  1988
                                        Supervision  and Chairman
                                                     Wien & Malkin
                                                     LLP
Thomas N. Keltner,
 Jr.            55      None            Real Estate  Partner         1996
                                        Supervision  Wien & Malkin
                                                     LLP

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

	Peter L. Malkin is a joint venturer in 250 West 57th St.
Associates L.L.C.; and a general partner in Empire State
Building Associates L.L.C., Garment Capitol Associates and 60 East 42nd St. Associates L.L.C.
                             -9-
	Thomas N. Keltner, Jr. is a general partner in 60 East
42nd St. Associates L.L.C., Empire State Building
Associates L.L.C. and Garment Capitol Associates.



Item 11. Executive Compensation.

         As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

         No remuneration was paid during the current fiscal year ended December 31, 2001 by Registrant to any of the Agents as such. As accrued through the 1999 sale of the Property, Registrant paid Supervisor, for supervisory services and disbursements, fees of $40,000 per annum, plus 10% of all distributions to Participants in any year in excess of the amount representing 23% per annum on the Participants' remaining cash investment in Registrant. The supervisory services provided to Registrant by Supervisor included real estate supervisory, legal, administrative and financial services. The services included, but were not limited to, providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings. Financial services included monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities (see Item 5 hereof).

(b) At December 31, 2001, the Agents in Registrant (see
Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

                              -10-

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


          (c)     Not applicable.

Item 13.  Certain Relationships and Related Transactions.

          (a)     As stated in Items 1 and 10 hereof, Messrs. Peter
L. Malkin and Thomas N. Keltner, Jr. are the Agents in Registrant acting for the Participants. Mr. Malkin's family have also owned equity interests in Sublessee. As a consequence of Mr. Malkin's family having an interest in Sublessee and both Mr. Malkin and Mr. Keltner being members of Supervisor, certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which Mr. Malkin and Mr. Keltner act as agents for the Participants, certain transactions require the prior consent from Participants owning a
                               -11-

specified interest under the Agreements in order for them to act on their behalf. Such transactions included modifications and extensions of the Lease and the Sublease or the sale of the Property or substantially all of Registrant's other assets.

		See Item 1 for a description of the terms of the Sublease. The interest of Mr. Malkin in the Sublease arose solely from the ownership of his family's interest in Sublessee, and he received no extra or special benefit not shared on a pro rata basis with all other equity owners in Sublessee, except that Mr. Malkin and Mr. Keltner, by reason of their respective interests in Supervisor, were entitled to receive their pro rata share of any supervisory, service or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

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

                PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 10-K.

(a)(1)  Financial Statements:

Consent of J.H. Cohn LLP, Certified Public Accountants, dated February 26, 2002.

Accountant's Report of J.H. Cohn LLP, Certified Public
Accountants, dated February 26, 2002.

Balance Sheets at December 31, 2001 and at December 31,
2000 (Exhibit A).

Statements of Income for the fiscal years ended December
31, 2001, 2000 and 1999 (Exhibit B).

Statement of Partners' Capital for the fiscal year ended
December 31, 2001 (Exhibit C-1).

Statement of Partners' Capital for the fiscal year ended
December 31, 2000 (Exhibit C-2).

Statement of Partners' Capital for the fiscal year ended
December 31, 1999 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended
December 31, 2001, 2000 and 1999 (Exhibit D).

Notes to Financial Statements for the fiscal years ended
December 31, 2001, 2000 and 1999.

(2)     Financial Statement Schedules:

List of Omitted Schedules.

(3)	Exhibits:  See Exhibit Index.

(b)	No report on Form 8-K was filed by Registrant
during the last quarter of the period covered by this report.

[LETTERHEAD OF J.H. COHN
ACCOUNTANTS & CONSULTANTS]






                            February 26, 2002



Navarre-500 Building Associates (A Co-Tenancy)
New York, N.Y.


We consent to the use of our independent accountants' report dated February 26, 2002 covering our audits of the accompanying financial statements of Navarre-500 Building Associates in connection with and as part of your December 31, 2001 annual report (Form 10-K) to the Securities and Exchange Commission.





                            J.H. Cohn LLP



New York, N.Y.

[J.H. COHN LLP
ACCOUNTANTS & CONSULTANTS]





INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Navarre-500 Building Associates
(a general partnership converted in 1999 to a co-tenancy)
New York, N. Y.


We have audited the accompanying balance sheets of Navarre-500 Building Associates (the "Company") as of December 31, 2001 and 2000, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Navarre-500 Building Associates as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                            J.H. Cohn LLP

New York, N. Y.
February 26, 2002

                           -15-
                                                                    EXHIBIT A

                NAVARRE-500 BUILDING ASSOCIATES

                        BALANCE SHEETS


                        A S S E T S


                                                       December 31,

                                                   2001            2000
Current Assets:

  Escrow account held by Wien & Malkin LLP
               Notes 1 and 9)                $1,018,852      $2,934,976

                    TOTAL ASSETS             $1,018,852     $2,934,976



LIABILITIES AND PARTNERS' CAPITAL



Current Liabilities (Note 1)                 $     -         $     -

Partners' Capital (Exhibit C)                 1,018,852       2,934,976


    TOTAL LIABILITIES AND PARTNERS' CAPITAL  $1,018,852      $2,934,976









	See accompanying notes to financial statements.

                                 -16-
                                                                   EXHIBIT B

                                NAVARRE-500 BUILDING ASSOCIATES

                                     STATEMENTS OF INCOME




                                                          Year ended December 31,
                                                    2001            2000           1999

Revenues:
  Rent income, from a related party (Note 3)    $      -        $      -        $ 1,139,254


Expenses:

  Leasehold rent (Note 4)                              -               -            475,706

  Supervisory services, to a related party (Note 5a)   -               -             40,000

  Amortization of leasehold                            -               -              6,366

  Professional fees, including amounts to
   a related party (Note 5b)                         22,774         40,715               -

                                                     22,774         40,715          522,072

        INCOME (LOSS) FROM OPERATIONS   ..          (22,774)       (40,715)         617,182

Gain on (cost of)sale of leasehold (Note 1)             -          (24,475)      49,628,434

Interest and dividend income on purchase money
 note receivable and on proceeds thereof (Note 5c)  106,650        235,877           56,937
                                                    106,650        211,402       49,685,371
               NET INCOME, CARRIED TO
                 PARTNERS' CAPITAL (NOTE 8)     $    83,876     $  170,687      $50,302,553


Earnings per $5,000 participation
 unit, based on 640 participation
 units outstanding during each year:

        Income (loss) from operations           $       (36)    $      (64)    $       964
	Gain on or cost of sale of leasehold
         and interest and dividend income               167            330          77,634

                       NET INCOME              $        131     $      266     $    78,598

















	See accompanying notes to financial statements.
                                 -17-
                                                               EXHIBIT C-3

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 1999


                                               Peter L.     Thomas N.
                                                Malkin        Keltner,
                                      Total      Group       Jr. Group

Partners' capital, January 1, 1999... $   218,618    $   109,309     $   109,309


Share of net income of partnership...     617,182        308,591         308,591


Share of net income of co-tenancy...   49,685,371     24,842,686      24,842,685

                                       50,521,171     25,260,586      25,260,585

Distributions of partnership:

  Cash distributions.................   (640,000)      (320,000)       (320,000)

  In-kind liquidating distribution to partners of
   their undivided interests of partnership
   assets on December 23, 1999, at cost.........
   .....................................(195,800)       (97,900)        (97,900)

         TOTAL DISTRIBUTIONS.........   (835,800)      (417,900)       (417,900)

Contribution, on December 23, 1999 to capital of
 co-tenancy of cost basis of co-tenants'
 undivided interests in assets received on
 dissolution of partnership...........   195,800         97,900          97,900

         CO-TENANT PARTNERS' CAPITAL,
          DECEMBER 31, 1999......... $49,881,171     $24,940,586     $24,940,585
























	See accompanying notes to financial statements.
                             -18-
                                                             EXHIBIT C-2

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 2000




                                                                      Peter L.    Thomas N.
                                                                       Malkin      Keltner,
                                                          Total        Group      Jr. Group

Partners' capital, January 1, 2000...................  $49,881,171  $24,940,586  $24,940,585


Share of net income..................................      170,687       85,343       85,344

                                                        50,051,858   25,025,929   25,025,929

Distributions........................................   47,116,882   23,558,441   23,558,441


         PARTNERS' CAPITAL, DECEMBER 31, 2000........  $ 2,934,976  $ 1,467,488  $ 1,467,488
































	See accompanying notes to financial statements.

                            - 19  -
                                                                 EXHIBIT C-1

                                NAVARRE-500 BUILDING ASSOCIATES

                                STATEMENT OF PARTNERS' CAPITAL
                                 YEAR ENDED DECEMBER 31, 2001


                                                                      Peter L.   Thomas N.
                                                                      Malkin      Keltner
                                                          Total        Group     Jr. Group
Partners' capital, January 1, 2001..................   $2,934,976   $1,467,488  $1,467,488


Share of net income.................................       83,876       41,938      41,938

                                                        3,018,852    1,509,426   1,509,426


Distributions.......................................    2,000,000    1,000,000   1,000,000


          PARTNERS' CAPITAL, DECEMBER 31, 2001......   $1,018,852   $  509,426  $  509,426

































	See accompanying notes to financial statements.

                             -20  -
                                                              EXHIBIT D

                                NAVARRE-500 BUILDING ASSOCIATES

                                   STATEMENTS OF CASH FLOWS



                                                         Year ended December 31,
                                                         2001          2000          1999
Cash flows from operating activities:
  Net income........................................ $     83,876  $    170,687  $ 50,302,553
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Amortization of leasehold......................         -             -            6,366
    (Gain on) cost of sale of leasehold.............         -           24,475   (49,628,434)
     Accrued interest on purchase
      money note receivable.........................         -             -          (56,937)
     Interest and dividend income on purchase
      money note receivable and on proceeds thereof.     (106,650)     (235,877)         -

          Net cash provided by (used in)
           operating activities.....................      (22,774)      (40,715)      623,548


Cash flows from investing activities:
  Payments of expenses of sale of leasehold.........         -         (246,664)   (2,500,000)
  Proceeds from purchase money note receivable
   and interest and dividend income thereon.........      106,650    52,802,356          -


          Net cash provided by (used in)
           investing activities.....................      106,650    52,555,692    (2,500,000)


Cash flows from financing activities:
  Cash distributions................................   (2,000,000)  (47,116,882)     (640,000)
  Short-term advances from (repayment to) partner...         -       (2,525,935)    2,525,935

          Net cash provided by (used in)
           financing activities.....................   (2,000,000)  (49,642,817)    1,885,935

          Net change in cash........................   (1,916,124)    2,872,160         9,483

Cash, beginning of year.............................    2,934,976        62,816        53,333

          Cash, end of year......................... $  1,018,852  $  2,934,976  $     62,816



Cash paid during year for interest.................. $       -     $      9,542  $       -


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







	See accompanying notes to financial statements.

                                   -21  -
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

Associates continues to have held in escrow a reserve for contingencies associated with the operations of the leasehold property (see Note 9).



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
                                        -22  -
                             NAVARRE-500 BUILDING ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)




3.  Related Party Transactions - Rent Income

Rent income for the period January 1, 1999 to December 23, 1999 represents the annual basic rent of $1,167,500, under an operating sublease, as modified, with 500-512 Seventh Avenue Associates (the "Sublessee"). The term of the sublease was to expire in 2024. For 1999 the rent income of $1,139,254 is the annual basic rent, prorated through December 23, 1999, the date the leasehold was sold (Note 1).

A partner in Associates is also a partner in the Sublessee.

The sublease also provided for additional rent to be paid to Associates based on the Sublessee's net operating profit as defined. No additional rent was earned by Associates in 1999.


4.  Leasehold Rent

Leasehold rent paid during the year ended December 31, 1999 consisted of the annual net rent of $487,500 under an operating leasehold, as modified, with GSL Enterprises, Inc. For 1999 the annual net rent expense of $475,706 was prorated through December 23, 1999. Leasehold rent was paid pursuant to an operating lease whose term was to expire 2024.




5a. Related Party Transactions - Supervisory Services

Supervisory services (including disbursements and cost of regular accounting services) during the year ended December 31, 1999, totaling $40,000, was paid to the firm of Wien & Malkin LLP. Some members in that firm are partners in Associates. Fees for supervisory services were paid pursuant to an agreement, which amount was based on a rate of return of investment achieved by the participants of Associates each year.

5b. Related Party Transactions - Professional Fees

Professional fees paid in 2001 and 2000 include $15,253 and $31,715, respectively, paid to the firm of Wien & Malkin LLP.

5c. Related Party Transactions - Interest Expense

Interest income in 2000 as shown net of interest expense of $9,542, paid to a partner on his advance in 1999 (Note 1) to cover expenses of sale of the leasehold.




6.  Number of Participants

There were approximately 600 participants in the two participating groups at December 31st of each period presented.

                                    - 23 -
                             NAVARRE-500 BUILDING ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)




7.  Determination of Distributions to Participants

Cash distributions to participants during 2001 and 2000 represent mainly the net proceeds, including investment income thereon, from the purchase money note after sale of the leasehold (Note 1), less the co-tenancy's outstanding liabilities at December 31, 1999, and an amount held in escrow.

Cash distributions to participants during 1999 represent mainly the excess of rent income received over the cash expenses.




8.  Distributions and Amount of Income per $5,000 Participation Unit

Distributions per $5,000 participation unit during the years 2001, 2000 and 1999, based on 640 participation units outstanding during each year, consisted of the following:
                                                   Year ended December 31,

                                                   2001     2000     1999

            Income..........................      $  131  $   266   $1,306
            Return of capital...............       2,994   73,354        -

                TOTAL DISTRIBUTIONS.........      $3,125  $73,620   $1,306


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




9.  Concentration of Credit Risk

At December 31, 2001 the money held by Wien & Malkin LLP as escrow agent was not insured.

                                     -24  -


                         NAVARRE-500 BUILDING ASSOCIATES

                                OMITTED SCHEDULES




The following schedules have been omitted as not applicable in the present instance:




	SCHEDULE I   -  Condensed financial information of registrant.

	SCHEDULE II  -  Valuation and qualifying accounts.

	SCHEDULE III -  Real estate and accumulated depreciation.

	SCHEDULE IV  -  Mortgage loans on real estate.




                                  -25  -











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



Date: April 15, 2002


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.


By:/s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: April 15, 2002









________________________
*	Mr. Katzman supervises accounting functions for Registrant.

                                     -26-
                        EXHIBIT INDEX

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




_______________________
*	Page references are based on a sequential numbering system
                                -27-

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

        13(a)   Letter to Participants, dated
                January 31, 2002 for the fiscal year
                ended December 31, 2001.  The
                foregoing material shall not be
                deemed to be "filed" with the
                Commission or otherwise subject to
                the liabilities of Section 18 of the
                Securities Exchange Act of 1934.






_______________________
*	Page references are based on a sequential numbering system.
                                  -28-

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

                                  -29-