Form 10-Q
period 2002-03-31
NAVARRE 500 BUILDING ASSOCIATES
filed 2002-05-20
CIK 70816

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Navarre-500 Building Associates

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2002 2001

Income:

Rent income, from a

related party (Note B) $ -0- $ -0-

Dividend Income 4,611 40,478

Interest Income -0- -0-

--------- ---------

Total income 4,611 40,478

--------- ---------

Expenses:

Leasehold rent (Note B) -0- -0-

Supervisory services, to a

related party (Note C) -0- -0-

Fees, to a related party (Note D) 3,000 13,753

Interest Expense -0- -0-

--------- ---------

Total expenses 3,000 13,753

--------- ---------

Net income $ 1,611 $ 26,725

========= =========

Earnings per $5,000

participation unit, based on

640 participation units

outstanding during the period $ 2.52 $ 41.76

========= =========

Distributions per $5,000

Participation:

Income $ -0- $ -0-

Return of capital -0- -0-

--------- ---------

Total distributions $ -0- $ -0-

========= =========

As of March 31, 2002, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based upon the original participating interests.

See notes to condensed financial statements.

Navarre-500 Building Associates

Condensed Balance Sheets

(Unaudited)

Assets March 31, 2002 December 31, 2001

Cash $ -0- $ -0-

Escrow Account held by

Wien & Malkin LLP 1,020,464 1,018,853

----------- -----------

Total Assets $ 1,020,464 $ 1,018,853

=========== ===========

Current Liabilities

Total Current liabilities $ -0- $ -0-

=========== ===========

Capital

Capital January 1: $ 1,018,853 $ 2,934,976 Add, Net income

January 1, 2002 through

March 31, 2002 1,611

January 1, 2001 through

December 31, 2001 -0- 83,877

----------- -----------

$ 1,020,464 $ 3,018,853

Cash distributions -0- (2,000,000)

----------- -----------

Capital, March 31, 2002 1,020,464 -0-

Capital, December 31, 2001 -0- 1,018,853

---------- -----------

Total liabilities and

capital:

March 31, 2002 $1,020,464

==========

December 31, 2001 $ 1,018,853

===========

See notes to condensed financial statements.

Navarre-500 Building Associates

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2002 January 1, 2001

through through

March 31, 2002 March 31, 2001

Cash flows from operating activities:

Net income and net cash provided

by operating activities $ 1,611 $ 26,725

----------- ----------

Cash flows from financing activities:

Cash Distributions -0- -0-

Advances from Partner -0- -0-

----------- ----------

Net cash used in financing

activities -0- -0-

----------- ----------

Increase in cash during period 1,611 26,725

Cash, beginning of period 1,018,853 2,934,976

----------- ----------

Cash, end of period $ 1,020,464 $2,961,701

=========== ==========

See notes to condensed financial statements.

Notes to Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001 and its changes in Partners' capital for the three months ended March 31, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant was organized as a partnership on March 21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy has conducted its business under the name "Navarre-500 Building Associates, a co-tenancy", all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter, and the Registrant continues as such co-tenancy. In accord with the applicable agreements regarding sale, each of Associates and Lessee was required to hold 5% of its sales proceeds in reserve until satisfaction of all post-closing obligations. At March 31, 2002 the balance in the escrow account was $1,020,464.

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

Registrant did not operate the Property, but subleased the Property to 500-512 Seventh Avenue Associates ("Sublessee") pursuant to a net operating sublease (the "Sublease"), the current renewal term, was to expire on April 30, 2024. The Sublease provided for one renewal option co-extensive with the Lease. Peter L. Malkin, an Agent in Registrant, has also been a partner, and now a co-tenant in Sublessee. The Agents in Registrant are at Wien & Malkin LLP, which provides supervisory and other services to Registrant and to Sublessee ("Supervisor"). See Note C of this Item 1 ("Note C").

Under the Sublease, Sublessee was required to pay (i) annual basic rent of $1,167,500 during the current renewal term and the additional renewal term (the "Basic Rent") and (ii) additional rent to Registrant during the current term and the renewal term equal to 50% of Sublessee's net operating profit in excess of $620,000 for each lease year ending June 30 (the "Additional Rent").

Note C Supervisory Services

Registrant paid Supervisor for services at hourly rates and for disbursements. The supervisory fees were $40,000 per annum, prior to the Registrant's sale of its property, (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At March 31, 2002, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based upon the original participating interests.

No remuneration was paid during the three month period ended March 31, 2002 by Registrant to any of the Agents as such. The supervisory services provided to Registrant by Supervisor have included providing or coordinating counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Reference is made to Note B of Item 1 (Note "B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests, if any, of the Agents in Registrant and Sublessee arise solely from their respective ownership of participations, if any, in Registrant and, in the case of Mr. Malkin, his ownership of a partnership or co-tenant interest in Sublessee. The Agents as such received no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners or co-tenants in Sublessee. However, each of the Agents, by reason of his interests in Supervisor, may receive income attributable to any fees or remuneration paid to Supervisor for services rendered to Registrant and Sublessee.

As of March 31, 2002, the Partners owned of record and beneficially $8,125 participations in Registrant, representing 0.25% of the currently outstanding participations therein.

In addition, as of March 31, 2002, certain of the Partners in Registrant (or their respective spouses) held additional Participations as follows:

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

Note D Fees

During the three months ended March 31, 2002, fees of $3,000 were paid to the firm of Wien & Malkin LLP, a related party.

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

Registrant did not pay dividends. On January 1, 2000, a regular distribution of $36,882 was made to participants and a distribution of sales proceeds of $47,080,000 was made on January 14, 2000. On October 3, 2001 a distribution of $2,000,000 was made to the participants.

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

Date: May 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: May 20, 2002

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