Form 10-Q
period 2002-06-30
NAVARRE 500 BUILDING ASSOCIATES
filed 2002-08-20
CIK 70816

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                       (Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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


An Exhibit Index is located on Page 11 of this Report.
Number of pages (including exhibits) in this filing: 12


Navarre-500 Building Associates
June 30, 2002

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                Navarre-500 Building Associates
                Condensed Statements of Income
                        (Unaudited)

                        For the Three Months    For the Six Months
                          Ended June 30,          Ended June 30,
                               2002      2001      2002        2001
Income:

  Rent income, from a
   related party (Note B)    $   -0-    $   -0-     $   -0-   $   -0-
  Dividend Income              4,340     32,738       8,951    73,216
  Interest Income                -0-        -0-         -0-       -0-
                            ---------  ---------   ---------  ---------
        Total income           4,340     32,738       8,951    73,216
                            ---------  ---------   ---------  ---------
Expenses:

  Leasehold rent (Note B)        -0-       -0-        -0-        -0-
  Supervisory services, to a
    related party (Note C)       -0-       -0-        -0-        -0-
  Fees                           389       321       3,389     14,074
  Interest expense               -0-       -0-        -0-        -0-
                             ---------   ---------  ---------   ---------
        Total expenses           389       321       3,389     14,074
                             ---------   --------- ---------   ---------
Net income                 $   3,951    $ 32,417   $ 5,562  $  59,142
                            =========  =========  =========   =========
Earnings per $5,000
  participation unit,
  based on 640 participation
  units outstanding
  during the period        $   6.17     $  50.65   $  8.69   $   92.41
                            =========   =========  =========  =========
  Distributions per $5,000
    Participation:

Income                      $    -0-     $    -0-   $   -0-   $     -0-
Return of capital                -0-          -0-       -0-         -0-
                             ---------    ---------  ---------   ---------
     Total distributions    $    -0-     $    -0-    $  -0-  $     -0-
                            =========    =========  ========   ========

	As of June 30, 2002, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based upon the original participating interests.
	See notes to condensed financial statements.


                              -2-


Navarre-500 Building Associates
June 30, 2002

                Navarre-500 Building Associates
                  Condensed Balance Sheets
                         (Unaudited)

Assets                          June 30, 2002   December 31, 2001

  Cash                            $       -0-     $       -0-
  Escrow account held by
    Wien & Malkin LLP                1,024,415       1,018,853
                                    -----------     -----------
  Total Assets                     $ 1,024,415     $ 1,018,853
                                    -----------     -----------
Current Liabilities
   Total Current liabilities       $       -0-     $       -0-
                                   -----------     -----------

Capital
  Capital January 1:               $ 1,018,853     $ 2,934,976
    Add, Net income
  January 1, 2002 through
        June 30, 2002                    5,562            -0-
  January 1, 2001 through
        December 31, 2001                  -0-          83,877
                                   -----------     -----------
                                    $1,024,415     $ 3,018,853
  Cash distributions                       -0-     (2,000,000)
                                   -----------     -----------
  Capital, June 30, 2002             1,024,415         -0-
  Capital, December 31, 2001            -0-         1,018,853
                                    ----------      -----------
Total liabilities and
  Capital:
        June 30, 2002              $1,024,415
                                    ==========
        December 31, 2001                         $ 1,018,853
                                                   ===========





See notes to condensed financial statements.

                             -3-
Navarre-500 Building Associates
June 30, 2002







                Navarre-500 Building Associates
                Condensed Statements of Cash Flows
                        (Unaudited)



                                     January 1, 2002   January 1, 2001
                                         through         through
                                     June 30, 2002     June 30, 2001

Cash flows from operating activities:
       Net income and net cash provided
        by operating activities          $   5,562      $   59,142
                                        -----------     ----------


Cash flows from financing activities:
        Cash Distributions                    -0-             -0-
        Advances from Partner                 -0-             -0-
                                       -----------     ----------

	Net cash used in financing
          Activities                         -0-             -0-
                                       -----------     ----------
        Increase in cash during period       5,562         59,142

Cash, beginning of period                1,018,853      2,934,976
                                        -----------     ----------
Cash, end of period                    $  1,024,415   $ 2,994,118
                                        ===========     ==========





See notes to condensed financial statements

                             -4-

Navarre-500 Building Associates
June 30, 2002

Notes to Condensed Financial Statements (unaudited)

Note A Organization and basis of Presentation

       In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2002, its results of operations for the six months and three months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 and its changes in Partners' capital for the six months ended June 30, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Note B Interim Period Reporting

        Registrant was organized as a partnership on March
21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy has conducted its business under the name "Navarre-500 Building Associates", a co-tenancy, all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter. In accord with the applicable agreements regarding sale, each of Associates and Lessee is required to hold 5% of its sales proceeds in reserve satisfaction of all post-closing obligations. At June 30, 2002 the balance in the escrow account was $1,022,993.
                                -5-
Navarre-500 Building Associates
June 30, 2002

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


Note C Supervisory Services

        Prior to the sale of the property, Registrant paid Supervisor Basic and Additional Payments (as described below) for supervisory services and disbursements. The supervisory fees were $40,000 per annum, prior to Registrants' sale of its property, (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At June 30, 2002, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based upon the original participating interests.

        Following such sale of the property, Registrant paid
Supervisor for supervisory and other services and disbursements at hourly rates in lieu of Basic and Additional Payments.

        The supervisory services provided to Registrant by Supervisor have included providing or coordinating counsel to Registrant, maintaining all of its partnership and Participant

                                -6-

Navarre-500 Building Associates
June 30, 2002

records, performing physical inspections of the Building, review-ing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

        Pursuant to the fee arrangements described above, there was no payment made to Supervisor by Registrant for the six month period ended June 30, 2002.

        No remuneration was paid during the six month period ended June 30, 2002 by Registrant to any of the Agents as such.

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

        As of June 30, 2002, the Agents owned of record and beneficially $8,125 participations in Registrant, representing
0.25% of the currently outstanding participations therein.

        In addition, as of June 30, 2002, certain of the Agents in Registrant (or their respective spouses) held additional
Participations as follows:

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


                                -7-
Navarre-500 Building Associates
June 30, 2002

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


Note D  Professional Fees

     During the six months ended June 30, 2001, fees totaling
$13,303 were paid to the firm of Wien & Malkin LLP, a related party



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


                                -8-
Navarre-500 Building Associates
June 30, 2002

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



                                -9-
Item 6.	Exhibits and Report on Form 8-K

        (a)  The exhibits hereto are incorporated by reference.

        (b)  Registrant has not filed any report on Form
8-K during the quarter for which this report is being filed





                                -10-
Navarre-500 Building Associates
June 30, 2002


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


Date: August 20, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By  /s/ Stanley Katzman
    Stanley Katzman, Attorney-in-Fact*


Date: August 20, 2002








__________________________
*	Mr. Katzman supervises accounting functions for Registrant.

                                -11-
Navarre-500 Building Associates
June 30, 2002

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


99 (1)          Chief Executive Officer Certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

99 (2)          Chief Financial Officer Certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002




__________________________
*	Page references are based on sequential numbering system.


                                -12-