Form 10-Q
period 2002-09-30
NAVARRE 500 BUILDING ASSOCIATES
filed 2002-11-19
CIK 70816

FORM 10-Q

        SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                        (Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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


An Exhibit Index is located on Page 15 of this Report.
Number of pages (including exhibits) in this filing: 17


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                Navarre-500 Building Associates
                Condensed Statements of Income
                        (Unaudited)

                            For the Three Months	For the Nine Months
                              Ended September 30, Ended September 30,
                                2002       2001          2002       2001
Income:
  Rent income, from a
   related party (Note B)      $   -0-  $    -0-    $    -0-       $    -0-
  Dividend income                4,207    26,935      13,158       100,151
  Interest income                  -0-       -0-        -0-             -0-
                            ---------   ---------    ---------     ---------
        Total income           $ 4,207  $ 26,935    $ 13,158      $100,151
                              --------- ---------    ---------   ---------
Expenses:
 Leasehold rent (Note B)          -0-       -0-          -0-           -0-
  Supervisory services, to a
    related party (Note C)         -0-       -0-         -0-           -0-
  Amortization of leasehold        -0-       -0-         -0-           -0-
  Special fees, (Note D)         5,322     8,700       8,711        22,774
  Interest expense                 -0-       -0-       -0-             -0-
                                --------- ---------  ---------   ---------
        Total expenses           5,322     8,700       8,711       22,774
                               --------- ---------   ---------   ---------
Net income (loss)             $ (1,115)  $ 18,235   $  4,447     $ 77,377
                              =========  =========  =========   =========
Earnings per $5,000
  participation unit,
  based on 640 participation
  units outstanding
  during the period         $  (1.74)  $  28.49     $   6.95      $ 120.90
                            =========  =========    =========     =========
Distributions per $5,000
  participation consisted
  of the following:
        Income                $    -0-    $   -0-    $   -0-    $    -0-
        Return of capital         -0-         -0-        -0-        -0-
                             ---------   ---------   --------    --------
        Total distributions   $    -0-    $   -0-    $ -0-     $    -0-
                              =========  =========    ========   ========

	As of September 30, 2002, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests. See notes to condensed financial statements.

                Navarre-500 Building Associates
                  Condensed Balance Sheets
                           (Unaudited)

Assets                  September 30, 2002      December 31, 2001

  Cash                          $       -0-     $       -0-
  Escrow account held by
    Wien & Malkin LLP            1,023,300       1,018,853
				-----------	-----------
  Total Assets                 $ 1,023,300     $ 1,018,853
				-----------     -----------
Current Liabilities
   Total Current liabilities	$       -0-	$       -0-
				-----------	-----------

Capital
  Capital January 1:            $ 1,018,853     $ 2,934,976
    Add, Net income
  January 1, 2002 through
        September  30, 2002          4,447             -0-
  January 1, 2001 through
        December 31, 2001             -0-           83,877
				-----------	-----------
				$1,023,300	$ 3,018,853
  Cash distributions                  -0-       (2,000,000)
				-----------	-----------
  Capital, September 30, 2002    1,023,300         -0-
  Capital, December 31, 2001          -0-       1,018,853
				----------	-----------
Total liabilities and
  Capital:
	September  30, 2002	$1,023,300
				==========
	December 31, 2001			$ 1,018,853
						===========





See notes to condensed financial statements.

                Navarre-500 Building Associates
                Condensed Statements of Cash Flows
                          (Unaudited)



                                        January 1, 2002   January 1, 2001
                                         through                    through
                                        September 30, 2002  September 30,2001

Cash flows from operating activities:
	Net income and net cash provided
      by operating activities               $     4,447          $  77,377
                                         -----------             ---------
Cash flows from investing activities:
        Purchase money note receivable  $       -0-             $    -0-
        Accrued interest receivable             -0-                 -0-
        Accrued expenses of sale                -0-                 -0-
                                         -----------             ----------
	Net cash provided by investing
          activities                     $       -0-           $     -0-
                                          -----------           ----------

Cash flows from financing activities:
        Cash distributions                $     -0-      $       -0-
        Advances from partner                   -0-              -0-
                                        ------------     ------------
	Net cash used in financing
          activities                      $     -0-      $       -0-
                                         -----------     ----------
	Net increase in cash
       during period                   $      4,447      $     77,377

Cash, beginning of period                1,018,853        2,934,976
                                        -----------      ----------
Cash, end of period                    $  1,023,300      $  3,012,353
                                        ===========     ==========


See notes to condensed financial statements

Notes to Condensed Financial Statements (unaudited)

Note A Organization and basis of Presentation

            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2002, its results of operations for the nine months and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 and its changes in Partners' capital for the nine months ended September 30, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Note B Interim Period Reporting

Registrant was organized as a partnership on March 21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy has conducted its business under the name "Navarre-500 Building Associates", a co-tenancy, all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter. In accord with the applicable agreements regarding sale, each of Associates and Lessee is required to hold 5% of its sales proceeds in reserve satisfaction of all post-closing obligations. At September 30, 2002 the balance in the escrow account was $1,023,300.
                              -5-
 Registrant's Agents were Peter L. Malkin and Thomas N.
Keltner, Jr. who are now the co-tenant Agents. The land underlying the buildings was owned by an unaffiliated third party and was leased to Registrant under the Lease. The current term of the Lease as extended was to expire on May 1, 2024. The Lease provided for one 21-year renewal option. The annual rent payable by Registrant under the Lease was $487,500 during the current and renewal term.

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


Note C Supervisory Services

		Prior to the sale of the property, Registrant paid Supervisor Basic and Additional Payments (as described below) for supervisory services and disbursements. The supervisory fees were $40,000 per annum, prior to Registrants' sale of its property, (the "Basic Payment") plus 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 23% per annum on their remaining cash investment in Registrant (the "Additional Payment"). At September 30, 2002, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based upon the original participating interests.
                                 -6-
		Following such sale of the property, Registrant paid Supervisor for supervisory and other services and disbursements at hourly rates in lieu of Basic and Additional Payments.

		The supervisory services provided to Registrant by Supervisor have included providing or coordinating counsel services to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		Pursuant to the fee arrangements described above, there was no payment made to Supervisor by Registrant for the nine month period ended September 30, 2002.

          No remuneration was paid during the nine month period ended September 30, 2002 by Registrant to any of the Agents as such.

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

		As of September 30, 2002, the Agents owned of record and beneficially $8,125 participations in Registrant, representing
0.25% of the currently outstanding participations therein.
                                 -7-
		In addition, as of September 30, 2002, certain of the Agents in Registrant (or their respective spouses) held additional Participations as follows:

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


Note D  Special Fees

     During the nine months ended September 30, 2001, fees totaling $15,253 were paid to the firm of Wien & Malkin LLP, a related party



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








                                    -8-

Item 4. Evaluation of Disclosure Controls and Internal Control
Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to it by others within the Registrant.

       (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

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


Date: November 19, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By  /s/ Stanley Katzman
    Stanley Katzman, Attorney-in-Fact*


Date: November 19, 2002








__________________________
* Mr. Katzman supervises accounting functions for Registrant.
                             -10-


                                CERTIFICATIONS


I, Stanley Katzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Navarre-500 Building Associates;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                                 -11-
(a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002



                                By /s/ Stanley Katzman

                                Name:  Stanley Katzman
                                Title: Member of Wien & Malkin LLP,
                                Supervisor of Navarre-500
                                Building Associates

                          -12-

                        CERTIFICATIONS



I, Stanley Katzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Navarre-500 Building Associates;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                              -13-
(a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002



                                   By /s/ Stanley Katzman
                                   Name:  Stanley Katzman
                                   Title: Senior Member of
                                   Financial/Accounting Staff of Wien &
                                   Malkin LLP, Supervisor of Navarre-
                                   500 Building Associates




                                  -14-





EXHIBIT INDEX



Number                 Document                         Page*


3(a)		Partnership Agreement, dated March 21,
                1958, which was filed as Exhibit 1 to
                Registrant's S-1, as amended, by letter
                dated April 3, 1958 and assigned File No.
                2-14019, is incorporated herein by
                reference.

3(b)		Amended Business Certificate of Registrant
                which was filed as Exhibit 3(b) to
                Registrant's Annual Report on 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

4		Form of Participation Agreement, which was
                filed as Exhibit 4 to Registrant's S-1 by letter dated April 3, 1958 and assigned
                File No. 2-14019, is incorporated herein by reference.


24		Powers of Attorney dated August 6, 1996 and
                July 14, 1998 between Peter L. Malkin and
                Thomas N. Keltner, Jr., as Partners in
                Registrant, and Stanley Katzman and Richard
                Shapiro, which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended
                March 31, 1998 and is incorporated herein by reference.


   99 (1)       Chief Executive Officer Certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

   99 (2)       Chief Financial Officer Certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002



_____________________________________________________________
*	Page references are based on sequential numbering system.
                                      -15-

                                                    Exhibit 99(1)

                Navarre-500 Building Associates

                Chief Executive Officer Certification
                        Pursuant to Section 906
                of Sarbanes - Oxley Act of 2002


	The undersigned, Stanley Katzman, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor
* of Navarre-500 Building Associates ("Registrant") to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 19, 2002
                        By /s/ Stanley Katzman
                        Stanley Katzman
                        Wien & Malkin LLP, Supervisor




*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Quarterly Report, Registrant is a partnership which is supervised by Wien & Malkin LLP. Accordingly, this Chief Executive Officer certification is being signed by a member of Registrant's supervisor.

                                -16-


                                                Exhibit 99(2)

                Navarre-500 Building Associates

                Chief Financial Officer Certification
                        Pursuant to Section 906
                   of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief
Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of Navarre-500 Building Associates ("Registrant"), to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 19, 2002
                                By /s/ Stanley Katzman
                                Stanley Katzman
                                Wien & Malkin LLP, Supervisor





*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Quarterly Report, Registrant is a partnership which is supervised by Wien & Malkin LLP. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.



                        -17-