Form 10-K
period 2002-12-31
NAVARRE 500 BUILDING ASSOCIATES
filed 2003-04-15
CIK 70816

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Number of pages (including exhibits) in this filing: 42

PART I

Item 1. Business.

(a) General

On December 31, 2002, Registrant disposed of all its assets and dissolved pursuant to the terms of its partnership agreement.

Registrant was organized as a partnership on March 21, 1958. Registrant owned the tenant's interest in the long-term ground lease (the "Lease") of the buildings located at 500 and 512 Seventh Avenue and 228 West 38th Street, New York, New York (the "Property") until Registrant sold the Lease on December 23, 1999 on the economic terms described in the accompanying financial statements. Registrant ceased to be a partnership on December 23, 1999 when the interests of its partner Agents were redeemed by conveyance to them of direct pro rata interests in the Property. The partnership's final tax return was filed for the period ending December 23, 1999. Registrant was dissolved under New York law effective as of December 31, 2002. After December 23, 1999, such former partners (the "Agents") continued the ownership of the Lease as co-tenants for the benefit of the Participants, and the co-tenancy had conducted its business under the name "Navarre-500 Building Associates, a co-tenancy", all for the benefit of the Participants on all the same pre-existing economic and investment terms through the date of such sale and thereafter. Accordingly, reference herein to Registrant is a reference to Navarre-500 Building Associates, a co-tenancy. Registrant's Agents were Peter L. Malkin and Thomas N. Keltner, Jr., who became the co-tenant Agents. The land underlying the buildings was owned by an unaffiliated third party and was leased to Registrant under the Lease. The current term of the Lease as extended was to expire on May 1, 2024. The Lease provided for one additional 21-year renewal option. The annual rent payable by Registrant under the Lease was $487,500 during the current and each renewal term.

Registrant did not operate the Property, but subleased the Property to 500-512 Seventh Avenue Associates (the "Sublessee") pursuant to a net operating sublease (the "Sublease"). The current renewal term, as extended, of the Sublease was to expire on April 30, 2024. The Sublease provided for one renewal option for a term co-extensive with the Lease. Peter L. Malkin, an Agent in Registrant, was also a partner and then a co-tenant in Sublessee. The Agents in Registrant were also members of Wien & Malkin LLP, which provided supervisory and other services to Registrant and to Sublessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates. Registrant did not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property, which has been sold by Registrant.

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

Item 3. Legal Proceedings.

The Registrant and/or its assets are the subject of the following pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were affirmed by the Appellate Division on December 5, 2002, and were further appealed by Wien & Malkin LLP and Mr. Malkin on January 13, 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

Registrant was a partnership and then a co-tenancy.

Registrant did not issue any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consisted of participations in the interests of the Agents in Registrant (the "Participations") and are not shares of common stock nor their equivalent. The Participations represent each Participant's fractional share in an Agent's undivided interest in Registrant, and are divided approximately equally among the Agents. A full unit of the Participations was offered originally at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices. Registrant had never repurchased Participations.

(a) The Participations were neither traded on an established securities market nor were readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations were sold from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur.

(b) At December 31, 2002 the date of the final distribution, there were 609 Participants.

(c) Registrant did not pay dividends. On January 1, 2000, a regular distribution of $36,882 was made to Participants, and a distribution of sales proceeds of $47,080,000 was made on January 14, 2000. On October 3, 2001, a distribution of $2,000,000 and on December 31, 2002 a final distribution of $1,010,632 was made to the Participants.

Item 6.

NAVARRE-500 BUILDING ASSOCIATES

SELECTED FINANCIAL DATA

	Year ended December 31,
	2002	2001	2000	1999	1998

Basic rent income	$ -	$ -	$ -	$ 1,139,254	$1,167,500
Additional rent income	-	-	-	-	-

Total revenues	-	-	$ -	$ 1,139,254	$1,167,500

Gain on sale of leasehold and related investment income	$ 15,748	$ 106,650	$ 211,402	$49,685,371	$ -

Net income (loss)	$ (8,220)	$ 83,876	$ 170,687	$50,302,553	$ 633,475

Earnings per $5,000 participation unit, based on 640 participation units outstanding during the year:
Income (loss) from operations.	$ (37)	$ (36)	$ (64)	$ 964	$ 990

Gain on sale of leasehold and related investment income	24	167	330	77,634	-

Net income (loss)	(13)	131	$ 266	$ 78,598	$ 990
Total assets	None	$ 1,018,852	$ 2,934,976	$52,619,753	$ 218,618

Long-term obligations	None	None	None	None	None

Distributions per $5,000 participation unit, based on 640 participation units outstanding during the year:
Income	$ -	$ 131	$ 266	$ 1,306	$ 990
Return of capital	1,579	2,994	73,354	-	10

Total distributions.	$ 1,579	$ 3,125	$ 73,620	$ 1,306	$ 1,000

Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operation.

Registrant was a partnership and then a co-tenancy. Registrant was organized for the purpose of acquiring the Master Lease subject to the Sublease. Basic Rent received under the Sublease was used to pay annual rent due under the Master Lease and the Basic Payment to Supervisor for supervisory services. The balance of the Basic Rent was distributed to the Participants. Additional Rent was distributed to the Participants after the Additional Payment to Supervisor. Pursuant to the Sublease, Sublessee had assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant did not need to maintain substantial liquid assets to defray any operating expenses of the Property.

Item 8. Special Fees

During the twelve months ended December 31, 2002, fees totaling $11,842 were paid to Wien & Malkin LLP, a related party.

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

Item 10. Disagreements on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Registrant had no directors or officers or any other centralization of management. There was no specific term of office for any Agent. The table below sets forth, as to each Agent as of December 31, 2002, the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Principal Date

Nature of Occupation Individual

Family Business and became

Name Age Relationship Experience Employment Agent

Peter L. Malkin 69 None Real Estate Senior Partner 1988

Supervision and Chairman

Wien & Malkin

LLP

Thomas N. Keltner,

Jr. 56 None Real Estate Partner 1996

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

Peter L. Malkin is a member in 250 West 57th St. Associates L.L.C., 60 East 42nd St. Associates L.L.C.

and Empire State Building Associates L.L.C. and a general partner in Garment Capitol Associates.

Thomas N. Keltner, Jr. is a member in 60 East 42nd St. Associates L.L.C. and Empire State Building Associates L.L.C. and a general partner in Garment Capitol Associates.

Item 11. Executive Compensation.

As stated in Item 10 hereof, Registrant had no directors or officers.

No remuneration was paid during the current fiscal year ended December 31, 2002 by Registrant to any of the Agents as such. As accrued through the 1999 sale of the Property, Registrant paid Supervisor, for supervisory services and disbursements, fees of $40,000 per annum, plus 10% of all distributions to Participants in any year in excess of the amount representing 23% per annum on the Participants' remaining cash investment in Registrant. The supervisory services provided to Registrant by Supervisor have included providing or coordinating counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings. Financial services included monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, review of financial statements submitted to Registrant by Sublessee, review of financial statements and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepared quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities. See Item 7 hereof. As noted in Items 1 and 10 of this report, the Agents are also members of Supervisor.

Item 12. Security Ownership of Certain Beneficial Owners

and Management.

    Registrant has no voting securities (see Item 5 hereof).
    Not applicable.

(c) Not applicable.

Item 13. Certain Relationships and Related Transactions.

(a) As stated in Items 1 and 10 hereof, Messrs. Peter L. Malkin and Thomas N. Keltner, Jr. were the Agents in Registrant acting for the Participants. Mr. Malkin's family have also owned equity interests in Sublessee. As a consequence of Mr. Malkin's family having an interest in Sublessee and both Mr. Malkin and Mr. Keltner being members of Supervisor, certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which Mr. Malkin and Mr. Keltner acted as agents for the Participants, certain transactions required the prior consent from Participants owning a specified interest under the Agreements in order for them to act on their behalf. Such transactions included modifications and extensions of the Lease and the Sublease or the sale of the Property or substantially all of Registrant's other assets.

See Item 1 for a description of the terms of the Sublease. The interest of Mr. Malkin in the Sublease arose solely from the ownership of his family's interest in Sublessee, and he received no extra or special benefit not shared on a pro rata basis with all other equity owners in Sublessee, except that Mr. Malkin and Mr. Keltner, by reason of their respective member interests in Supervisor, may have received income attributable to any fees or remuneration paid to Supervisor for services rendered to Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

See Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which the Agents in Registrant are among its members.

(b) Reference is made to paragraph (a) above.

(c) Not applicable.

(d) Not applicable.

Item 14. Evaluation of Disclosure Controls and Internal Control Procedures.
    Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to it by others within the Registrant.
    Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART IV

Item 14. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements:

Balance Sheets at December 31, 2002 and at December 31, 2001 (Exhibit A).

Statements of Income for the fiscal years ended December 31, 2002, 2001 and 2000 (Exhibit B).

Statement of Partners' Capital for the fiscal year ended December 31, 2002 (Exhibit C-1).

Statement of Partners' Capital for the fiscal year ended December 31, 2001 (Exhibit C-2).

Statement of Partners' Capital for the fiscal year ended December 31, 2000 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended December 31, 2002, 2001 and 2000 (Exhibit D).

Notes to Financial Statements for the fiscal years ended December 31, 2002, 2001 and 2000.

(2) Financial Statement Schedules:

List of Omitted Schedules.

(3) Exhibits: See Exhibit Index.

(b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

EXHIBIT A

NAVARRE-500 BUILDING ASSOCIATES

BALANCE SHEETS

(unaudited)

ASSETS

	December 31,

	2002	2001

Current Assets:

Escrow account held by Wien & Malkin LLP	0	$1,018,852

TOTAL ASSETS	0	$1,018,852

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities	$ -	$ -

Partners' Capital (Exhibit C)	0	1,018,852

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$0	$1,018,852

EXHIBIT B

NAVARRE-500 BUILDING ASSOCIATES

STATEMENTS OF INCOME

(unaudited)
	Year ended December 31,

	2002	2001	2000
Revenues:

Rent income, from a related party (Note 3)	$ -	$ -	$ -

Expenses:

Leasehold rent (Note 4)	-	-	-

Supervisory services, to a related party (Note 5a)	-	-	-

Amortization of leasehold	-	-	-

Professional fees, including amounts to a related party (Note 5b)	23,968	22,774	40,715
	23,968	22,774	40,715
INCOME (LOSS) FROM OPERATIONS	(23,968)	(22,774)	(40,715)

Gain on (cost of)sale of leasehold (Note 1)	-	-	(24,475)
Interest and dividend income on purchase money note receivable and on proceeds thereof (Note 5c)	15,748	106,650	235,877

	15,748	106,650	211,402

NET INCOME, CARRIED TO PARTNERS' CAPITAL (NOTE 8)	$ (8,220)	$ 83,876	$ 170,687

Earnings per $5,000 participation unit, based on 640 participation units outstanding during each year:

Income (loss) from operations	$ (37)	$ (36)	$ (64)

Gain on or cost of sale of leasehold and interest and dividend income	24	167	330

NET INCOME	$ (13)	$ 131	$ 266

EXHIBIT C-1

NAVARRE-500 BUILDING ASSOCIATES

STATEMENT OF PARTNERS' CAPITAL

YEAR ENDED DECEMBER 31, 2002

(unaudited)
	Total	Peter L. Malkin Group	Thomas N. Keltner Jr. Group
Partners' capital, January 1, 2002	1,018,852	509,426	$509,426

Share of net income (loss)	(8,220)	(4,110)	(4,110)

	1,010,632	505,316	505,316

Distributions	(1,010,632)	(505,316)	(505,316)

PARTNERS' CAPITAL, DECEMBER 31, 2002	$0	$ 0	$ 0

EXHIBIT C-2

NAVARRE-500 BUILDING ASSOCIATES

STATEMENT OF PARTNERS' CAPITAL

YEAR ENDED DECEMBER 31, 2001

(unaudited)
	Total	Peter L. Malkin Group	Thomas N. Keltner Jr. Group
Partners' capital, January 1, 2001	$2,934,976	$1,467,488	$1,467,488

Share of net income	83,876	41,938	41,938

	3,018,852	1,509,426	1,509,426

Distributions	2,000,000	1,000,000	1,000,000

PARTNERS' CAPITAL, DECEMBER 31, 2001	$1,018,852	$ 509,426	$ 509,426

EXHIBIT C-3

NAVARRE-500 BUILDING ASSOCIATES

STATEMENT OF PARTNERS' CAPITAL

YEAR ENDED DECEMBER 31, 2000

(unaudited)
	Total	Peter L. Malkin Group	Thomas N. Keltner Jr. Group

Partners' capital, January 1, 2000	$49,881,171	$24,940,586	$24,940,585

Share of net income	170,687	85,343	85,344

	50,051,858	25,025,929	25,025,929

Distributions	47,116,882	23,558,441	23,558,441

PARTNERS' CAPITAL, DECEMBER 31, 2000	$ 2,934,976	$ 1,467,488	$ 1,467,488

EXHIBIT D

NAVARRE-500 BUILDING ASSOCIATES

STATEMENTS OF CASH FLOWS

(unaudited)
	Year ended December 31,

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$ (8,220)	$ 83,876	$ 170,687
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of leasehold	-	-	-
(Gain on) cost of sale of leasehold	-	-	24,475
Accrued interest on purchase money note receivable.	-	-	-
Interest and dividend income on purchase money note receivable and on proceeds thereof.	(15,748)	(106,650)	(235,877)

Net cash provided by (used in)operating activities	(23,968)	(22,774)	(40,715)

Cash flows from investing activities:
Payments of expenses of sale of leasehold	-	-	(246,664)
Proceeds from purchase money note receivable and interest and dividend income thereon	15,748	106,650	52,802,356

Net cash provided by (used in) investing activities	15,748	106,650	52,555,692

Cash flows from financing activities:
Cash distributions	(1,010,632)	(2,000,000)	(47,116,882)
Short-term advances from (repayment to) partner	-	-	(2,525,935)

Net cash provided by (used in) Financing activities.	(1,010,632)	(2,000,000)	(49,642,817)

Net change in cash	(1,018,852)	(1,916,124)	2,872,160

Cash, beginning of year	1,018,852	2,934,976	62,816

Cash, end of year	$ 0	$ 1,018,852	$ 2,934,976

Cash paid during year for interest	$ -	$ -	$ 9,542

NAVARRE-500 BUILDING ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

NAVARRE-500 BUILDING ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(continued)

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

A partner in Associates was also a partner in the Sublessee.

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

5a. Related Party Transactions - Supervisory Services

Supervisory services (including disbursements and cost of regular accounting services) during the year ended December 31, 1999, totaling $40,000, was paid to the firm of Wien & Malkin LLP. Some members in that firm were also partners in Associates. Fees for

NAVARRE-500 BUILDING ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(continued)

5a. Related Party Transactions - Supervisory Services (cont.)

supervisory services were paid pursuant to an agreement, which amount was based on a rate of return of investment achieved by the participants of Associates each year.

5b. Related Party Transactions - Professional Fees

Professional fees paid in 2002 and 2001 include $11,842 and $15,253, respectively, paid to the firm of Wien & Malkin LLP.

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

7. Determination of Distributions to Participants

Cash distributions to participants during 2002 and 2001 represent mainly the net proceeds, including investment income thereon, from the purchase money note after sale of the leasehold (Note 1), less the co-tenancy's outstanding liabilities at December 31, 1999, and an amount held in escrow.

8. Distributions and Amount of Income per $5,000 Participation Unit

Distributions per $5,000 participation unit during the years 2002, 2001 and 2000, based on 640 participation units outstanding during each year, consisted of the following:

Year ended December 31,

2002 2001 2000

Income.......................... $ - $ 131 $ 266

Return of capital............... 1,579 2,994 73,354

TOTAL DISTRIBUTIONS......... $1,579 $3,125 $73,620

NAVARRE-500 BUILDING ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(continued)

8. Distributions and Amount of Income per $5,000 Participation Unit (cont.)

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

Date: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.

By:/s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: April 15, 2003

________________________

* Mr. Katzman supervises accounting functions for Registrant.

CERTIFICATIONS

I, Stanley Katzman, certify that:

  I have reviewed this annual report on Form 10-K of Navarre-500 Building Associates;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, is

made known to us by others within the Registrant

particularly during the period in which this annual

report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By /s/ Stanley Katzman

Name: Stanley Katzman

Title: Member of Wien & Malkin LLP, Supervisor of Navarre-500 Building Associates

CERTIFICATIONS

I, Stanley Katzman, certify that:

  I have reviewed this annual report on Form 10-K of Navarre-500 Building Associates;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within